Form 10-Q
period 1998-06-30
FACILICOM INTERNATIONAL INC
filed 1998-08-14
CIK 1058020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from                 to
                                    ---------------    ----------------

                       Commission File Number: 333-48371

                         FACILICOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                52-2065185
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                           1401 New York Avenue, NW
                                   9th Floor
                            Washington, D.C.  20005
                                (202) 496-1100

         (Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   [  ]   NO   [X]

As of August 1, 1998, there were 225,741 shares of common stock outstanding, par value $.01 per share.

                         FACILICOM INTERNATIONAL, INC.

                                   Form 10-Q

                               TABLE OF CONTENTS

                                                                            Page
PART I:   FINANCIAL INFORMATION
          Item 1:  Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets as of June 30,
                   1998 and September 30, 1997                                3

                   Condensed Consolidated Statements of Operations for the
                   Three Months ended June 30, 1998 and 1997 and the Nine
                   Months ended June 30, 1998 and 1997                        5

                   Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended June 30, 1998 and 1997                   6

                   Notes to Condensed Consolidated Financial Statements       7

          Item 2:  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        9

          Item 3:  Quantitative and Qualitative Disclosures About
                   Market Risk                                               14

PART II:  OTHER INFORMATION

          Item 1:  Legal Proceedings                                         16

          Item 2:  Changes in Securities and Use of Proceeds                 16

          Item 3:  Defaults upon Senior Securities                           16

          Item 4:  Submissions of Matters to a Vote of Security Holders      16

          Item 5:  Other Information                                         16

          Item 6:  Exhibits and Reports on Form 8-K                          16

          Signatures                                                         17

Part I:  Financial Information
Item 1:  Financial Statements

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                           June 30,       September 30,
                                                                             1998             1997
                                                                         ------------    ---------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 80,433         $  1,016
     Accounts receivable--net of allowance for doubtful accounts of
        $1,952 at June 30, 1998 and $161 at September 30, 1997               39,689           19,485
     Marketable securities                                                   85,994               --
     Prepaid expenses and other current assets                                9,863            1,737
                                                                           --------         --------
          Total current assets                                              215,979           22,238
                                                                           --------         --------
PROPERTY AND EQUIPMENT:
     Transmission and communications equipment                               69,313           16,593
     Transmission and communications equipment--leased                       16,928            5,419
     Furniture, fixtures and other                                            5,360            1,266
                                                                           --------         --------
                                                                             91,601           23,278
     Less accumulated depreciation and amortization                          (7,263)          (3,034)
                                                                           --------         --------
          Net property and equipment                                         84,338           20,244
                                                                           --------         --------
OTHER ASSETS:
     Intangible assets                                                        5,536            1,535
     Debt issue costs, net of accumulated amortization of $476
        at June 30, 1998                                                      9,829               --
     Advance to affiliate                                                     2,018               --
     Marketable securities                                                   58,001               --
                                                                           --------         --------
          Total other assets                                                 75,384            1,535
                                                                           --------         --------
TOTAL ASSETS                                                               $375,701         $ 44,017
                                                                           ========         ========

           See notes to condensed consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                           June 30,       September 30,
                                                                             1998             1997
                                                                         ------------    ---------------
LIABILITIES AND CAPITAL ACCOUNTS
CURRENT LIABILITIES:
     Accounts payable                                                       $ 40,047         $ 24,205
     Accounts payable--transmission equipment                                 25,774               --
     Accounts payable--related party                                             161              389
     Other current obligations                                                22,684            6,255
     Capital lease obligations due within one year                             3,382              573
     Long-term debt due within one year                                          394            1,043
                                                                            --------         --------
          Total current liabilities                                           92,442           32,465
                                                                            --------         --------
OTHER LIABILITIES:
     Capital lease obligations                                                 4,984            1,723
     Long-term debt                                                          300,445           13,000
     Loans from owners                                                            --            6,250
                                                                            --------         --------
          Total other liabilities                                            305,429           20,973
                                                                            --------         --------

COMMITMENTS AND CONTINGENCIES

CAPITAL ACCOUNTS:
     Common stock, $.01 par value--300,000 shares authorized;
        225,741 issued and outstanding at June 30, 1998                            2              --
     Additional paid-in capital                                               36,534              --
     Class A initial capital                                                      --             180
     Class B initial capital                                                      --              60
     Excess capital contributions--Class A                                        --          16,296
     Stock-based compensation                                                  5,994              --
     Holding loss on marketable securities                                      (220)             --
     Foreign currency translation adjustments                                  1,245             684
     Accumulated deficit                                                     (65,725)        (26,641)
                                                                            --------        --------
          Total capital accounts                                             (22,170)         (9,421)
                                                                            --------        --------
TOTAL LIABILITIES AND CAPITAL ACCOUNTS                                      $375,701        $ 44,017
                                                                            ========        ========

           See notes to condensed consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                                    June 30,                         June 30,
                                         ------------------------------  --------------------------------
                                              1998            1997            1998             1997
                                         --------------  --------------  --------------  ----------------
Revenues                                      $ 46,192         $19,037        $117,146          $ 46,131
Cost of revenues                                47,987          17,896         114,473            43,321
                                              --------         -------        --------          --------
Gross (deficit) margin                          (1,795)          1,141           2,673             2,810
                                              --------         -------        --------          --------
Operating Expenses:
    Selling, general and administrative          8,678           3,591          20,917             9,316
    Stock-based compensation expense               192              --           5,706                --
    Related party expense                          448              49             917               176
    Depreciation and amortization                2,460             619           5,314             1,709
                                              --------         -------        --------          --------
         Total operating expenses               11,778           4,259          32,854            11,201
                                              --------         -------        --------          --------
Operating loss                                 (13,573)         (3,118)        (30,181)           (8,391)
                                              --------         -------        --------          --------
Other income (expense):
    Interest expense-related party                 (15)           (116)           (195)             (237)
    Interest expense                            (8,095)           (187)        (14,344)             (529)
    Interest income                              3,089              --           5,594                --
    Gain on settlement agreement                   791              --             791                --
    Foreign exchange loss                         (261)           (298)           (655)           (1,621)
                                              --------         -------        --------          --------
         Total other income (expense)           (4,491)           (601)         (8,809)           (2,387)
                                              --------         -------        --------          --------
Loss before income taxes                       (18,064)         (3,719)        (38,990)          (10,778)
Income tax benefit                               3,249              --           6,475                --
                                              --------         -------        --------          --------
Net loss                                      $(14,815)        $(3,719)       $(32,515)         $(10,778)
                                              ========         =======        ========          ========

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                    ------------------------------
                                                                         1998            1997
                                                                    ---------------  -------------
Cash flows from operating activities:
   Net loss                                                              $ (32,515)      $(10,778)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                             5,314          1,709
   Non-cash stock-based compensation                                         5,706             --
   Income tax benefit                                                       (6,569)            --
   Amortization of bond discount                                               762             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (19,881)        (8,381)
     Prepaid expenses and other current assets                              (7,595)           350
     Accounts payable and other current liabilities                         30,720         15,914
     Accounts payable--related party                                          (228)            --
     Advance to affiliate                                                   (2,018)            --
                                                                         ---------       --------
   Net cash used in operating activities                                   (26,304)        (1,186)
                                                                         ---------       --------

Cash flows from investing activities:
   Purchase of investments in subsidiaries                                  (4,652)            --
   Purchase of investments in available-for-sale securities                (64,234)            --
   Maturities of available-for-sale securities                               1,769             --
   Sales of available-for-sale securities                                    4,037             --
   Purchase of investments in held-to-maturity securities                  (86,549)            --
   Purchases of property and equipment                                     (35,877)        (1,157)
   Intangible assets                                                            44            208
                                                                         ---------       --------
   Net cash used in investing activities                                  (185,462)          (949)
                                                                         ---------       --------

Cash flows from financing activities:
   Advances from owners                                                         --          3,713
   Excess capital contributions                                             13,750             --
   Proceeds from debt issuance                                             300,000             --
   Payments of long-term debt and capital leases                           (12,823)          (616)
   Payment of debt issuance costs                                          (10,305)            --
                                                                         ---------       --------
   Net cash provided by financing activities                               290,622          3,097
                                                                         ---------       --------

Effect of exchange rate changes on cash                                        561           (554)
                                                                         ---------       --------
Increase in cash and cash equivalents                                       79,417            408
Cash and cash equivalents, beginning of period                               1,016          2,198
                                                                         ---------       --------
Cash and cash equivalents, end of period                                 $  80,433       $  2,606
                                                                         =========       ========

Supplemental cash flow information:
   Interest paid                                                         $   1,181       $    900
                                                                         =========       ========

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future period. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Facilicom International, Inc.'s (the "Company" or "FCI") Registration Statement on Form S-4 (No. 333-48371) filed under the Securities Act of 1933, as amended, and declared effective on June 2, 1998.

2.  EXCHANGE OFFER FOR 10- 1/2% SENIOR NOTES DUE 2008

In June 1998, the Company's registration on Form S-4 relating to its exchange
offer for its 10- 1/2% Senior Notes due 2008  was  declared  effective.   By
July 2, 1998, the expiration date of the exchange offer, all of the unregistered 10- 1/2% Senior Notes were exchanged for registered 10- 1/2% Senior Notes due 2008 ("Senior Notes").

3.  COMMITMENT

In May 1998, the Company entered into a Memorandum of Understanding ("MOU") with Qwest Communications Corporation ("Qwest"). The MOU incorporates agreements to provide Qwest with international direct dial termination service to various destinations and to provide the Company an indefeasible right of use ("IRU") for domestic and international fiber optic capacity. Delivery of capacity under the IRU is expected by September 1998. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million over a three-year period, which includes a $4.8 million payment on the Ready For Service date, as defined in the agreement. In addition, during the three-year period, Qwest has the right of first refusal pursuant to additional capacity purchases made by the Company.

In addition, the Company has entered into two agreements that provide the Company with IRU's for international fiber optic capacity for Europe and the Pacific Rim. Deliveries of the capacity under the agreements are expected between September 1998 and November 1999. The IRU's are for ten to fifteen years, for which the Company has agreed to pay approximately $41.6 million over a three-year period, of which $2.5 million has already been paid as a deposit and an additional $21.6 million is expected to be paid in the next twelve months.

4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. The statement is effective for fiscal years ending after December 15, 1997. In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which (i) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements, and (ii) requires an enterprise to report a total for comprehensive income in condensed financial statements of interim periods. The statement is effective for fiscal years beginning after December 15, 1997. In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for fiscal years beginning after December 15, 1997. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of such standards is not expected to have a material impact on the Company's financial position or results of operations, except for SFAS No. 133, for which the Company has not determined the impact on the Company's financial position or results of operations.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.  ACQUISITION OF OY TELEYKKANEN AB

On April 27, 1998, the Company entered into an agreement to purchase 100% of the issued and outstanding capital stock of Oy Teleykkanen AB ("Tele 1" or "FCI-Finland"), a corporation formed under the laws of Finland, for $4.0 million in cash. Tele 1 is a Finnish provider of local and long distance international telecommunication services and has a carrier agreement to exchange customer traffic with Telecom Finland, the dominant carrier in Finland.

6.  LITIGATION

The Company is involved in various claims and possible actions arising in the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company's management, based on its knowledge of the facts and advice of counsel, that the resolution of such claims and actions will not have a material adverse effect on the Company's financial condition or results of operations.

In August 1997, the Company entered into a settlement agreement relating to litigation arising from a certain 1996 Nordiska Tele8 AB ("Tele8" or "FCI-Sweden") international telephone services agreement and related billing, collection and factoring agreements with third parties. Tele8 is the Company's Swedish subsidiary. For the year ended September 30, 1996, selling, general and administrative expenses included approximately $708,000 of losses relating to the settlement of which $500,000 represented a reserve on advances, paid at the time of the settlement agreement, on behalf of the telephone service company. Under the settlement agreement all of the above amounts were paid to fully satisfy any amounts which may be owing from the Company and the telephone services company to a company under a factoring agreement. At the date of settlement, the management of the Company believed the amounts advanced to the telephone services company were uncollectible. The settlement agreement also provided for the factoring company to assign to the Company any and all receivable claims the factoring company may have against the billing and collection agent ("Agent"). The Company filed a complaint against the Agent for breach of contract and related claims pursuant to an agreement between the Company and the Agent. The Agent agreed to place in escrow the sum of $1,431,324. On May 8, 1998, the balance of the escrow account was distributed among various entities. The Company received $790,880, which is included in other income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains various "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these risks and uncertainties are described in the Company's Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended, and declared effective on June 2, 1998, including the section entitled "Risk Factors".

OVERVIEW

     FCI is a rapidly growing multinational carrier focused on providing international wholesale telecommunications services to other carriers worldwide. As a facilities-based carrier, the Company seeks primarily to provide service over its facilities and international transmission capacity owned or leased on a fixed-cost basis ("on-net"). The Company believes that it is better able to control the quality and the termination costs of on-net traffic and that increasing the proportion of on-net traffic significantly improves the Company's gross margins. For the three months ended June 30, 1998, 31.0% of the Company's wholesale international traffic was terminated on-net and 69.0% was terminated by other long distance carriers pursuant to resale and operating agreements between the Company and such carriers ("off-net"). The Company plans to expand its facilities to increase the percentage of on-net traffic.

     The Company provides its services over a carrier-grade international network consisting of international gateway switches, transmission capacity owned or leased on a fixed-cost basis and various multinational termination agreements and resale arrangements with other long distance providers. FCI began generating revenue in July 1995 through it's acquisition of FCI-Sweden, formerly Tele8. Since that time the Company has installed ten additional international gateway switches within the United States (New York, New Jersey, Los Angeles and Miami) and Europe (United Kingdom, The Netherlands, Germany, Sweden, Finland, Denmark and Norway).

     The Company's strategy is to invest in network facilities as it expands its customer base, allowing it to enhance service quality and increase gross margins on particular routes. However, this approach also causes the Company's gross margins to fluctuate with changes in network utilization due to the Company's fixed-cost investment in its network. The Company intends to expand its international presence significantly during 1998 by installing six additional switches in Austria, Belgium, France, Italy, Spain and Switzerland. The Company believes that expansion into these additional markets will provide the Company with an opportunity to increase its traffic volume.

     Currently, the Company's revenues are generated through the sale of international long distance services on a wholesale basis to telecommunications carriers and through the sale of domestic and international long distance services on a retail basis in Sweden, Denmark and Finland. The Company records revenues from the sale of telecommunications services at the time of customer usage. The Company earns revenue based on the number of minutes it bills to and collects from its customers. The Company's agreements with its wholesale customers are short-term in duration and are subject to significant traffic variability. The rates charged to customers are subject to change from time to time, generally requiring seven days' notice to the customer. However, the Company is beginning to offer longer-term, fixed-price arrangements to select customers who historically have generated large volumes of traffic, specifically on routes where the Company provides on-net service.

     The Company believes its services are competitively priced in each country in which the Company offers its services. Prices for wholesale and retail telecommunications services in many of the Company's markets have declined in recent years as a result of deregulation and increased competition. The Company believes that worldwide deregulation and increased competition are likely to continue to reduce the Company's wholesale and retail revenues per billed minute of use. The Company believes, however, that any decrease in wholesale and retail revenues per minute will be at least partially offset by an increase in billed minutes by the Company's wholesale and retail customers, and by a decreased cost per billed minute.

     The Company currently has operating agreements with established long distance providers in Belgium, Chile, Denmark, the Dominican Republic, Estonia, Finland, Germany, Hungary, Iceland, Italy, Nicaragua, Norway, Poland, Portugal, Slovenia, the U.K. and Venezuela, and is in the process of negotiating additional operating agreements with carriers in other countries. Under its operating agreements, FCI typically agrees to send traffic to its foreign partners who agree to send a proportionate amount of return traffic via the Company's network at negotiated rates. The Company and its foreign partners typically settle the amounts owed to each other in cash on a net basis, subsequent to the receipt of return traffic. FCI records the amount due to each foreign partner as an expense in the period during which the Company's traffic is delivered. FCI recognizes revenue on return traffic in the period in which it is received. For the nine months ended June 30, 1998 the Company received 19.3 million minutes of return traffic, which accounted for 1.4% of the Company's consolidated revenues.

     The Company has made since its inception, and expects to continue to make, significant investments to expand its network. Increased capital expenditures in the future can be expected to affect the Company's operating results due to increased depreciation charges and interest expense in connection with borrowings to fund such expenditures.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data and related percentage of revenues:

                                           Three Months Ended June 30,             Nine Months Ended June 30,
                                       ------------------------------------  --------------------------------------
                                             1998               1997                1998                1997
                                     -----------------------------------------------------------------------------
                                           $        %        $         %         $         %         $         %
                                     -----------------------------------------------------------------------------
Revenues                               $ 46,192   100.0%  $19,037    100.0%  $117,146    100.0%  $ 46,131    100.0%
Cost of revenues                         47,987   103.9    17,896     94.0    114,473     97.7     43,321     93.9
                                       --------   -----   -------   ------   --------   ------   --------   ------
Gross (deficit) margin                   (1,795)   (3.9)    1,141      6.0      2,673      2.3      2,810      6.1
                                       --------   -----   -------   ------   --------   ------   --------   ------
Operating Expenses:
    Selling, general and                  8,678    18.8     3,591     18.9     20,917     17.9      9,316     20.2
     administrative
    Stock-based compensation expense        192     0.4        --       --      5,706      4.9         --       --
    Related party expense                   448     1.0        49      0.2        917      0.8        176      0.4
    Depreciation and amortization         2,460     5.3       619      3.3      5,314      4.5      1,709      3.7
                                       --------   -----   -------   ------   --------   ------   --------   ------
         Total operating expenses        11,778    25.5     4,259     22.4     32,854     28.1     11,201     24.3
                                       --------   -----   -------   ------   --------   ------   --------   ------
Operating loss                          (13,573)  (29.4)   (3,118)   (16.4)   (30,181)   (25.8)    (8,391)   (18.2)
                                       --------   -----   -------   ------   --------   ------   --------   ------
Other income (expense):
    Interest expense-related party          (15)     --      (116)    (0.6)      (195)    (0.2)      (237)    (0.5)
    Interest expense                     (8,095)  (17.5)     (187)    (1.0)   (14,344)   (12.2)      (529)    (1.2)
    Interest income                       3,089     6.7        --       --      5,594      4.8         --       --
    Gain on settlement agreement            791     1.7                           791      0.7
    Foreign exchange loss                  (261)   (0.6)     (298)    (1.5)      (655)    (0.6)    (1,621)    (3.5)
                                       --------   -----   -------   ------   --------   ------   --------   ------
         Total other income (expense)    (4,491)   (9.7)     (601)    (3.1)    (8,809)    (7.5)    (2,387)    (5.2)
                                       --------   -----   -------   ------   --------   ------   --------   ------
Loss before income taxes                (18,064)  (39.1)   (3,719)   (19.5)   (38,990)   (33.3)   (10,778)   (23.4)
Income tax benefit                        3,249     7.0        --       --      6,475      5.5         --       --
                                       --------   -----   -------   ------   --------   ------   --------   ------
Net loss                               $(14,815)   32.1%  $(3,719)  (19.5)%  $(32,515)  (27.8)%   (10,778)  (23.4)%
                                       ========   =====   =======   ======   ========   ======   ========   ======

FOR THE THREE MONTHS ENDED JUNE 30, 1998, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

     Revenues increased by $27.2 million to $46.2 million for the three months ended June 30, 1998, from $19.0 million for the three months ended June 30, 1997. The growth in revenue resulted primarily from an increase in billed customer minutes of use resulting from an increase in wholesale customers in the U.S. and Europe and an increase in retail customers in Sweden, Denmark and Finland, as well as usage increases from existing wholesale customers. Offsetting the growth in revenue during this period was a decrease in the price per billed minute to $0.219 for the three months ended June 30, 1998, from $0.280 for the three months ended June 30, 1997, as a result of increased on-net traffic and competition. For the three months ended June 30, 1998, U.S. revenues totaled $29.1 million or 63.0% of the Company's consolidated revenues and European revenues totaled $17.1 million, or 37.0% of consolidated revenues. Billed minutes of use increased by 142.8 million, to 210.7 million minutes of use for the three months ended June 30, 1998, from 67.9 million minutes of use for the three months ended June 30, 1997.

     Cost of revenues includes those costs associated with the transmission and termination of international long distance and domestic telecommunications services. Historically, this expense has been variable, based upon minutes of use, consisting largely of payments to other long distance providers and, to a lesser extent, customer/carrier interconnect charges, leased fiber circuit charges and switch facility costs. Cost of revenues increased by $30.1 million, to $48.0 million for the three months ended June 30, 1998, from $17.9 million for the three months ended June 30, 1997. As a percentage of revenues, cost of revenues increased to 103.9% for the three months ended June 30, 1998, from 94.0% for the three months ended June 30, 1997, primarily as a result of increased fixed costs associated with expanding inter-switch fiber capacity within the U.S and Europe. For the three months ended June 30, 1998 the fixed portion of cost of revenues increased to 13.4% of total cost of revenues from 5.9% in the quarter ended June 30, 1997. Cost of revenues as a percentage of revenues is expected to decrease as a result of improved efficiencies of network fiber facilities due to higher traffic volumes as well as from an anticipated increase in the percentage of on-net traffic.

     Gross margin decreased by $2.9 million to ($1.8) million for the three months ended June 30, 1998, from $1.1 million for the three months ended
June 30, 1997. As a percentage of revenues, gross margin decreased to (3.9%) for the three months ended June 30, 1998, from 6.0% for the three months ended
June 30, 1997.

     Selling, general and administrative expenses consist primarily of personnel costs, facilities costs, travel, commissions, consulting fees, professional fees and advertising and promotion expenses. Selling, general and administrative expenses increased by $5.7 million to $9.3 million for the three months ended June 30, 1998, from $3.6 million for the three months ended June 30, 1997, primarily as a result of the Company's increased sales, an increase in customer service, billing, collections and accounting staff required to support revenue growth, and approximately $192,000 of expenses related to stock-based compensation arrangements. Staff levels grew by 109 from June 30, 1997, or 133%, to 191 employees at June 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 20.2% for the three months ended June 30, 1998, from 19.1% for the three months ended June 30, 1997. Bad debt expense was $882,000, or 1.9% of revenues for the three months ended June 30, 1998 compared with $141,000, or 0.7% of revenues for the three months ended June 30, 1997, as a result of increased revenue and new customers. Although selling, general and administrative expenses are expected to increase on an absolute basis in order to support expansion of the Company's operations, the Company expects that selling, general and administrative expenses as a percentage of revenues will decrease over time.

     Depreciation and amortization increased by $1.8 million to $2.5 million for the three months ended June 30, 1998, from $619,000 for the three months ended June 30, 1997, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

     Interest expense increased by $7.8 million to $8.1 million for the three months ended June 30, 1998, from $303,000 for the three months ended June 30, 1997, primarily due to the offering of the Company's 10- 1/2% Senior Notes due 2008 ("Senior Notes") in the aggregate principal amount of $300 million.

     Interest income for the three months ended June 30, 1998, was $3.1 million and related principally to interest on proceeds from the Senior Notes offering, which were invested in marketable securities.

     Foreign exchange loss decreased by $37,000 to $261,000 for the three months ended June 30, 1998, from $298,000 for the three months ended June 30, 1997.

     Income tax benefit of $3.2 million was recorded for the three months ended June 30, 1998 related mainly to a tax benefit utilized by Armstrong Holdings, Inc. ("AHI").

FOR THE NINE MONTHS ENDED JUNE 30, 1998, AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1997

     Revenues increased by $71.0 million to $117.1 million for the nine months ended June 30, 1998, from $46.1 million for the nine months ended June 30, 1997. The growth in revenue resulted primarily from an increase in billed customer minutes of use resulting from an increase in wholesale customers in the U.S. and Europe and an increase in retail customers in Sweden, Denmark and Finland, as well as usage increases from existing wholesale customers. Offsetting the growth in revenue during this period was a decrease in the price per billed minute to

$0.233 for the nine months ended June 30, 1998, from $0.286 for the nine months ended June 30, 1997, as a result of increased on-net traffic and competition. For the nine months ended June 30, 1998, U.S. revenues totaled $80.8 million or 68.9% of the Company's consolidated revenues and European revenues totaled $36.4 million, or 31.1% of consolidated revenues. Billed minutes of use increased by
342.1 million, to 503.3 million minutes of use for the nine months ended June 30, 1998, from 161.3 million minutes of use for the nine months ended June 30, 1997.

     Wholesale customers increased by 75 or 174%, to 118 wholesale customers at June 30, 1998, from 43 at June 30, 1997. As of June 30, 1998 retail customers in Sweden, Denmark and Finland total approximately 25,700.

     Cost of revenues increased by $71.2 million, to $114.5 million for the nine months ended June 30, 1998, from $43.3 million for the nine months ended
June 30, 1997. As a percentage of revenues, cost of revenues increased to 97.7% for the nine months ended June 30, 1998, from 93.9% for the nine months ended June 30, 1997, primarily as a result of increased fixed costs associated with expanding inter-switch fiber capacity within the U.S and Europe. For the nine months ended June 30, 1998 the fixed portion of cost of revenues increased to 10.4% of total cost of revenues from 6.0% in the nine months ended June 30, 1997. Cost of revenues as a percentage of revenues is expected to decrease as a result of improved efficiencies of network fiber facilities due to higher traffic volumes as well as from an anticipated increases in the percentage of on-net traffic.

     Gross margin decreased by $137,000 to $2.7 million for the nine months ended June 30, 1998, from $2.8 million for the nine months ended June 30, 1997. As a percentage of revenues, gross margin decreased to 2.3% for the nine months ended June 30, 1998, from 6.1% for the nine months ended June 30, 1997.

     Selling, general and administrative expenses increased by $18.0 million to $27.5 million for the nine months ended June 30, 1998, from $9.5 million for the nine months ended June 30, 1997, primarily as a result of the Company's increased sales, an increase in customer service, billing, collections and accounting staff required to support revenue growth, and approximately $5.7 million of expenses related to stock-based compensation arrangements. As a percentage of revenues, selling, general and administrative expenses increased to 23.5% for the nine months ended June 30, 1998, from 20.6% for the nine months ended June 30, 1997. Bad debt expense was $1.8 million, or 1.5% of revenues for the nine months ended June 30, 1998 compared with $354,000, or 0.8% of revenues for the nine months ended June 30, 1997, as a result of increased revenue and new customers. Although selling, general and administrative expenses are expected to increase on an absolute basis in order to support expansion of the Company's operations, the Company expects that selling, general and administrative expenses as a percentage of revenues will decrease over time.

     Depreciation and amortization increased by $3.6 million to $5.3 million for the nine months ended June 30, 1998, from $1.7 million for the nine months ended June 30, 1997, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

     Interest expense increased by $13.8 million to $14.5 million for the nine months ended June 30, 1998, from $766,000 for the nine months ended June 30, 1997, primarily due to the offering of the Senior Notes.

     Interest income for the nine months ended June 30, 1998, was $5.6 million and related principally to interest on proceeds from the Senior Notes offering, which were invested in marketable securities.

     Foreign exchange loss decreased by $966,000 to $655,000 for the nine months ended June 30, 1998, from $1.6 million for the nine months ended June 30, 1997.

     Income tax benefit of $6.5 million was recorded for the nine months ended June 30, 1998 related mainly to a tax benefit of $7.0 million utilized by AHI and a $393,000 tax charge related to the change in tax status as a result of the reorganization on December 22, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating losses and negative cash flows as a result of the development and operation of its network, including the acquisition and maintenance of switches and undersea fiber optic capacity. The Company has financed its growth primarily through equity, a credit facility provided by Armstrong

International Telecommunications, Inc. ("AIT"), credit facilities with two equipment vendors, capital lease financing and the proceeds from the $300 million offering of Senior Notes.

     Net cash provided by (used in) operating activities was ($26.3) million for the nine months ended June 30, 1998 due principally to a net loss of $32.5 million offset in part by depreciation and amortization expense of $5.3 million.

     Net cash provided by (used in) investing activities was ($185.5) million for the nine months ended June 30, 1997. Net cash utilized by investing activities in this period resulted from an increase in capital expenditures to expand the Company's network, acquisition of FCI-Finland and the purchase of marketable securities.

     Net cash provided by (used in) financing activities was $290.6 million for the nine months ended June 30, 1998. Net cash provided by financing activities for the nine months ended June 30, 1998 resulted from the $13.8 million equity investment by AIT and the issuance of $300 million of Senior Notes partially offset by payments on existing long-term debt and capital leases.

     Non-cash financing activities for the nine months ended June 30, 1998 resulted from the financing of network equipment provided by NTFC Capital Corp. (''NTFC'') and Ericsson I.F.S., and financing of undersea fiber circuits provided by Teleglobe Cantat-3 Inc. and Telecom A/S (collectively
''Globesystems'').

     The Company's business strategy contemplates aggregate capital expenditures in excess of $100 million through December 31, 1999. Such capital expenditures are expected to be used primarily for international gateway switches, Points of Presence ("PoPs"), transmission equipment, undersea and international fiber circuits (including Indefeasible Right of Use ("IRUs") and Minimum Assignable Ownership Units ("MAOUs")) for new and existing routes and other support systems. In May 1998, the Company entered into a Memorandum of Understanding with Qwest. The agreement provides Qwest with international direct dial termination service to various destinations and provides the Company an IRU for domestic and international fiber optic capacity. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million over a three-year period. During 1998, the Company plans to install six additional switches in Austria, Belgium, France, Italy, Spain and Switzerland. In addition, the Company plans to invest in fiber optic transmission capacity connecting North America, Europe, Latin America, Asia and the Pacific Rim, including the Americas-1, Gemini, TPC-5, APCN (A) and Southern Cross fiber optic cables, and to acquire additional capacity in the FLAG system.

     On December 22, 1997, the Company received the equity investment from AIT, which consisted of a contribution of cash and the cancellation of indebtedness. Following the recapitalization, AIT owned approximately 84.0% of the outstanding shares of common stock of the Company.

     On January 28, 1998, FCI issued $300 million in aggregate principal amount of Senior Notes. Interest on the Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 1998. In June 1998, 100% of the Senior Notes were exchanged for the registered Senior Notes. The registered Senior Notes have the same terms and conditions as the unregistered Senior Notes, other than restrictions of transferability.

     The Senior Notes are redeemable at the option of FCI, in whole or in part at any time on or after January 15, 2003, at specified redemption prices plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, thereon to the date of redemption. In addition, at any time prior to January 15, 2001, FCI may redeem from time to time up to 35.0% of the originally issued aggregate principal amount of the Senior Notes at the specified redemption prices plus accrued interest and Liquidated Damages, if any, to the date of redemption with the Net Cash Proceeds (as defined in the Indenture) of one or more Public Equity Offerings (as defined in the Indenture); provided that at least 65.0% of the originally issued aggregate principal amount of the Senior Notes remains outstanding after such redemption. In the event of a Change in Control (as defined in the Indenture), each holder of the Senior Notes has the right to require FCI to purchase all or any of such holder's Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and paid interest and Liquidated Damages, if any, to the date of purchase.

     FCI used approximately $86.5 million of the proceeds from the offering of the Senior Notes to purchase a portfolio of Pledged Securities (as defined in the Indenture) consisting of U.S. Government Obligations (as defined in the Indenture), which are pledged as security and restricted for the first six scheduled interest payments on the Senior Notes. In addition, approximately $16.9 million of existing indebtedness was paid off with the proceeds from the offering of the Senior Notes.

     The Company continuously reviews opportunities to further its business strategy through strategic alliances with, investments in, or acquisitions of companies that are complementary to the Company's operations. The Company may finance such alliances, investments or acquisitions with cash flow from operations or through additional bank debt, vendor financing or one or more public offerings or private placements of securities.

     The Company believes that the net proceeds from the offering of the Senior Notes will provide the Company with sufficient capital to fund planned capital expenditures and anticipated losses and to make interest payments on the Senior Notes for at least the next twelve months. There can be no assurance, however, that the Company will achieve or, if achieved, will sustain profitability or positive cash flow from operating activities in the future.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. The statement is effective for fiscal years ending after December 15, 1997. In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which (i) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements, and
(ii) requires an enterprise to report a total for comprehensive income in condensed financial statements of interim periods. The statement is effective for fiscal years beginning after December 15, 1997. In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for fiscal years beginning after December 15, 1997. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of such standards is not expected to have a material impact on the Company's financial position or results of operations, except for SFAS No. 133, for which the Company has not determined the impact on the Company's financial position or results of operations.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year, resulting in date-sensitive software having the potential to recognize a date using ''00'' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Neither management nor AHI has developed a plan to review software that was internally developed or externally purchased or licensed. Management has not reviewed with its key vendors and service providers their software, for compliance with Year 2000 processing requirements. If the systems of other companies on whose services the Company depends, including AHI, or with whom the Company's systems interface are not Year 2000 compliant, there could be a material adverse effect on the Company's business, financial condition and results of operation.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

     Although the Company's reporting currency is the U.S. dollar, the Company expects to derive an increasing percentage of its revenues from international operations. Accordingly, changes in currency exchange rates may have a significant effect on the Company's results of operations. For example, the accounting rate under operating agreements is often defined in monetary units other than U.S. dollars, such as "special drawing rights" or "SDRs." To the extent that the U.S. dollar declines relative to units such as SDRs, the dollar equivalent accounting rate would increase. In addition, as the Company expands into foreign markets, its exposure to foreign currency rate fluctuations is expected to increase. Although the Company does not currently engage in exchange rate hedging strategies, it may choose to limit such exposure by purchasing forward foreign exchange contracts or other similar hedging strategies. The Company's board of directors (the ''Board of Directors'') periodically reviews and approves the overall interest rate and foreign exchange risk management policy and transaction authority limits. Specific hedging contracts, if any, will be subject to approval by certain specified officers of FCI acting within the Board of Directors' overall policies and limits. The Company intends to limit its hedging activities to the extent of its foreign currency exposure. There can be no assurance that any currency hedging strategy would be successful in avoiding currency exchange-related losses.

Part II:  Other Information

Item 1:   Legal Proceedings:

          The Company makes routine filings and is a party to customary regulatory proceedings with the FCC relating to its operations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2:   Changes in Securities and Use of Proceeds:

          Not applicable.

Item 3:   Defaults upon Senior Securities:

          Not applicable.

Item 4:   Submissions of Matters to a Vote of Security Holders:

          Not applicable.

Item 5:   Other Information:

          Not applicable.

Item 6:   Exhibits and Reports on Form 8-K:

          A.  Exhibits

              Exhibit No.    Exhibits
              -----------

              27             Financial Data Schedule

          B.  Reports on Form 8-K

              There were no reports on Form 8-K filed during the period.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Facilicom International, Inc.


Dated:  August 14, 1998            By:  /s/
                                      ---------------------------------------
                                      Christopher S. King
                                      Vice President--Finance and
                                      Administration, Chief Financial
                                      Officer (Principal Financial Officer
                                      and Principal Accounting Officer