Form 10-K405
period 1998-09-30
FACILICOM INTERNATIONAL INC
filed 1998-12-28
CIK 1058020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ____________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES    [X]  NO    [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 1, 1998, there were 225,741 shares of common stock outstanding, par value $.01 per share.

                         FACILICOM INTERNATIONAL, INC.

                                   Form 10-K

                               TABLE OF CONTENTS

PART I:                                                                                                    Page

Item 1.      Business                                                                                           3
Item 2.      Properties                                                                                        18
Item 3.      Legal Proceedings                                                                                 18
Item 4.      Submission of Matters to a Vote of Security Holders                                               18

PART II:
Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters                              19
Item 6.      Selected Financial Data                                                                           20
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations             20
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                        27
Item 8.      Financial Statements and Supplementary Data                                                       28
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure               28

PART III:
Item 10.     Directors and Executive Officers of the Registrant                                                28
Item 11.     Executive Compensation                                                                            30
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                    34
Item 13.     Certain Relationships and Related Transactions                                                    35

PART IV.
Item 14.     Exhibits, Financial Statements and Reports on Form 8-K                                            37
Signature                                                                                                      38

                                     PART I

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

ITEM 1. BUSINESS

OVERVIEW

  FaciliCom International, Inc. (the "Company" or "FCI") is a rapidly growing multinational carrier focused on providing international wholesale telecommunications services to other carriers worldwide. FCI provides these services over a carrier-grade international network consisting of 12 international gateway switches in the United States ("U.S."), Sweden, Denmark, Norway, Finland, the Netherlands, France, Germany and the United Kingdom ("U.K."), as well as transmission capacity owned and leased on a fixed-cost basis that connects its switches in the U.S. and Europe. FCI's network and its operating and interconnection agreements with Postal, Telephone and Telegraph Companies ("PTT") enable it to offer high quality services to its carrier customers at competitive rates. In addition to wholesale services, as of September 30, 1998, FCI provided domestic and international long distance services on its network to over 43,300 retail customers in Sweden, Denmark and Finland through FaciliCom International Sweden AB formerly Nordiska Tele8 AB ("Tele8" or "FCI-Sweden") and FaciliCom Finland AB formerly Oy Teleykkanen AB ("Tele1" or "FCI-Finland"). FCI believes that its multinational, facilities-based approach and its established carrier status in Europe through its subsidiary, FCI-Sweden, provide it with significant competitive advantages including control over transmission quality and reduced termination and network costs, as well as high quality local sales and customer service.

  FCI was founded to capitalize on opportunities that have developed for facilities-based carriers as a result of (i) the increasing demand for international telecommunications services worldwide, (ii) the rapid pace of deregulation of the approximately $61 billion international telecommunications market and (iii) the erosion of the international Accounting Rate Mechanism ("ARM"). Demand for international telecommunications services is expected to increase as a result of a number of factors, including worldwide economic growth, global deregulation, technological advancements and the introduction of new services. FCI believes that, as in the U.S., deregulation in Europe, Latin America, Asia and the Pacific Rim will accelerate demand for international telecommunications services and lead to the establishment of new carriers in these markets. FCI believes that it is well positioned to capture international traffic from established and emerging carriers seeking carrier-grade network quality, competitively priced network services and flexible, responsive technical support and customer service.

  The Company's target customer base consists primarily of PTTs and other first-tier carriers, emerging carriers and wireless carriers with international traffic. PTTs and other first-tier carriers generally have their own international networks, but will use carriers such as FCI for overflow traffic and least-cost routing. Emerging carriers and wireless carriers constitute rapidly growing industry segments that generally rely on PTTs and wholesale carriers such as the Company to provide international connectivity. As of September 30, 1998, the Company provided service to 139 carriers, including nine of the ten largest U.S. carriers (based on outbound international traffic), three wireless carriers and 27 multinational carriers that originate traffic in more than one of the Company's existing markets.

  To offer high quality international services and to control its termination and network costs, FCI invests in fiber optic cable systems and international gateway switches in locations and on routes where customer demand justifies such fixed asset investments. As of September 30, 1998, FCI had implemented an international network comprising (i) eight NorTel and four Ericsson international gateway switches located in New York, New York; Jersey City, New Jersey; Miami, Florida; Los Angeles, California; Malmo, Sweden; Oslo, Norway; Helsinki, Finland; Paris, France; Frankfurt, Germany; Amsterdam, The Netherlands; Copenhagen, Denmark and London, U.K.; (ii) owned and leased capacity in 12 fiber optic cable systems connecting the Company's international gateway switches in the U.S. and Europe: CANTAT-3, CANUS-1, TAT 12/13, Kattegatt, Odin, FLAG, Hermes Network, Qwest Network, AC-1 (through Qwest), Southern Cross, UK-Netherlands 14 and DKS-18; and (iii) Points of Presence ("PoPs") in two U.S. and six European cities for origination and termination of international traffic. During the fiscal year ending September 30, 1999 ("Fiscal 1999"), the Company plans to install five additional switches in Brussels, Belgium; Milan, Italy; Madrid, Spain; Vienna, Austria and Zurich, Switzerland. In addition, the Company plans to invest in fiber optic transmission capacity connecting North America, Europe, Latin America, Asia and the Pacific Rim. Furthermore, in October 1998 the Company entered into an agreement with Tele Danmark Consult for the manufacture, supply and installation of a submarine cable, named FCI One, between Sweden and Denmark. FCI One, a 48-strand fiber optic submarine cable, is expected to be operational by the first quarter of calendar year 1999. As of September 30, 1998, FCI had invested $115 million in network facilities and plans to invest an additional $100 million during the next fiscal year.

  FCI currently has operating agreements with 20 foreign carriers, 16 of which are the PTTs in their respective countries and interconnection agreements with nine carriers, seven of which are the PTTs in their respective countries. The Company's operating and interconnection agreements permit it to terminate traffic directed to correspondent carriers in these countries, provide for the Company to receive return traffic under operating agreements and provide for the Company to originate traffic through access codes in those countries where an interconnection agreement is in place. The Company is currently negotiating additional operating and interconnection agreements with carriers in Europe, Latin America, Asia and the Pacific Rim.

INDUSTRY

  Overview.   The international long distance industry, which principally consists of the transport of voice and data traffic from one country to another, is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in usage of international telecommunications services. According to TeleGeography 1999, in 1997 the international long distance telecommunications industry accounted for approximately $66 billion in revenues and 82 billion minutes of use, up from approximately $27 billion in revenues and 22 billion minutes of use in 1988. According to TeleGeography 1999, it is estimated that by the year 2001 this market will have expanded to $80 billion in revenues and 159 billion minutes of use, representing compound annual growth rates from 1997 of 4.7% and 18.0%, respectively.

  The Company believes that growth in international long distance services is being driven by (i) the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector, (ii) declining prices and a wider selection of products and services driven by greater competition resulting from deregulation, (iii) increased telephone accessibility resulting from technological advances and greater investment in telecommunications infrastructure, including deployment of wireless networks and
(iv) increased international business and leisure travel. The Company believes that growth of traffic originated in markets outside the U.S. will be higher than growth in traffic originated within the U.S. due to recent deregulation in many foreign markets and increasing access to telecommunications facilities in emerging markets.

  Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. In recent years, prices for international long distance services have decreased substantially and are expected to continue to decrease in most of the markets in which the Company currently competes. Several long distance carriers in the U.S. have introduced pricing strategies that provide for fixed, low rates for both domestic and international calls originating in the U.S. The Company believes that revenue losses resulting from competition-induced price decreases have been more than offset by cost decreases, as well as an increase in telecommunications usage. For example, based on Federal Communications Commission ("FCC") data for the period 1989 through 1995, per minute settlement payments by U.S.-based carriers to foreign PTTs fell 31.4%, from $0.70 per minute to $0.48 per minute. Over this same period, however, per minute international billed revenues fell only 13.7%, from $1.02 in 1989 to $0.88 in 1995. The Company believes that as settlement rates and costs for leased capacity continue to decline, international long distance will continue to provide high revenues and gross margin per minute.

  The Company believes that the market opportunity for facilities-based international wholesale carriers will continue to be attractive due to a number of factors, including (i) the increasing demand for international telecommunications services worldwide, (ii) the rapid pace of deregulation of the approximately $61 billion international telecommunications market and (iii) the erosion of the international ARM.

  Regulatory and Competitive Environment.   Prior to deregulation, long distance
carriers were generally government-owned monopoly carriers such as British Telecom plc in the U.K., Tele Danmark AS ("Tele Danmark") in Denmark and Telia AB in Sweden. Deregulation of a particular telecommunications market has typically started with the introduction of a second long distance carrier, followed by the governmental authorization of multiple carriers. In the U.S., one of the first deregulated markets, deregulation began in the 1960s with MCI's authorization to provide long distance service and was followed in 1984 by AT&T's divestiture of the Regional Bell Operating Companies ("RBOCs") and, most recently, by the passage of the 1996 Telecommunications Act. Deregulation has occurred elsewhere, such as the U.K., Sweden and Denmark, and is currently being implemented in other countries, including most EU countries, several Latin American countries and selected Asian countries.

  In addition, on February 15, 1997, the U.S. and 68 other countries signed the World Trade Organization Basic Telecom Agreement ("WTO Agreement") and agreed to open their telecommunications markets to competition and foreign ownership starting January 1, 1998. These 69 countries represent approximately 90% of worldwide telecommunications traffic. The Company believes that the WTO Agreement will provide FCI with significant opportunities to compete in markets where it did not previously have access, and to provide end-to-end facilities-based services to and from these countries.

  The FCC recently released an order that significantly changes U.S. regulation of international services in order to implement the United States' "open market" commitments under the WTO Agreement (the "Foreign Participation Order"). Among other measures, the FCC's order (i) eliminated the FCC's Effective Competitive Opportunities ("ECO") test for applicants affiliated with carriers in WTO member countries, while imposing new conditions on participation by dominant foreign carriers, (ii) allowed nondominant U.S. carriers to enter into exclusive arrangements with nondominant foreign carriers and scaled back the prohibition on exclusive arrangements with dominant carriers and (iii) adopted rules that will facilitate approval of flexible alternative settlement payment arrangements.

  The Company believes that the Foreign Participation Order will have the following effects on U.S. carriers: (i) fewer impediments to investments in U.S. carriers by foreign entities; (ii) increased opportunities to enter into innovative traffic arrangements with foreign carriers located in WTO member countries; (iii) new opportunities to engage in international simple resale ("ISR") to additional foreign countries; and (iv) modified settlement rates offered by foreign affiliates of U.S. carriers to U.S. carriers to comply with the FCC's settlement rate benchmarks. In accordance with an order issued on April 22, 1998 the FCC authorized ISR to a number of additional foreign countries, specifically, France, Belgium, Denmark, Germany, Luxembourg, and Norway.

  While the Foreign Participation Order is expected to increase competition for international telecommunications services, and reduce prices for such services, the Company believes that the order will provide it with opportunities to enter into innovative and potentially more advantageous traffic arrangements with foreign carriers from WTO member countries, thereby allowing the Company to provide an increased volume of service in a more cost effective manner. Moreover, the Company believes that the opportunities to enter into innovative arrangements as well as the creation of new opportunities for carriers to engage in ISR to additional foreign countries likely will result in an increasing amount of international traffic and, therefore, an increasing demand for services provided by international wholesale carriers such as the Company.

  International Traffic Dynamics.   A long distance telephone call consists of
three parts--origination, transport and termination. Generally, a domestic long distance call originates on a local network and is transported to the network of a long distance carrier, which in many countries is the same as the local carrier. The call is then carried over the long distance network to another local exchange network where the call is terminated. An international long distance call is similar to a domestic long distance call, but typically involves at least two long distance carriers: the first carrier transports the call from the country of origination, and the second carrier terminates the call in the country of termination. These long distance telephone calls are classified as one of three types of traffic. For example, a call made from the U.S. to the U.K. is referred to as outbound traffic for the U.S. carrier and inbound traffic for the U.K. carrier. The third type of traffic, international transit traffic, originates and terminates outside a particular country, but is transported through that country on a carrier's network. Since most major international fiber optic cable systems are connected to the U.S. and international long distance prices are substantially lower in the U.S. than in other countries, a large volume of international transit traffic is routed through the U.S.

  International calls are transported by land-based or undersea cable or via satellites. A carrier can obtain voice circuits on cable systems either through ownership or leases. Ownership in cables is acquired either through Indefeasible Right of Use ("IRU") or Minimum Assignable Ownership Units ("MAOU"). The fundamental difference between an IRU holder and an owner of MAOUs is that the IRU holder is not entitled to participate in management decisions relating to the cable system. Between two countries, a carrier from each country owns a "half-circuit" of a cable, essentially dividing the ownership of the cable into two equal components. Additionally, any carrier may generally lease circuits on a cable from another carrier. Unless a carrier owns a satellite, capacity also must be leased from one of several existing satellite systems.

  Accounting Rate Mechanism.   Under the ARM, which has been the traditional
model for handling traffic between international carriers, traffic is exchanged under bilateral carrier agreements, or operating agreements, between carriers in two countries. Operating agreements generally are three to five years in length and provide for the termination of traffic in, and return of traffic to, the carriers' respective countries at a negotiated accounting rate, known as the Total Accounting Rate ("TAR"). In addition, operating agreements provide for network coordination and accounting and settlement procedures between the carriers. Both carriers are responsible for costs and expenses related to operating their respective halves of the end-to-end international connection.

  Settlement costs, which typically equal one-half of the TAR, are the fees owed to another international carrier for transporting traffic on its facilities. Settlement costs are reciprocal between each party to an operating agreement at a negotiated rate (which must be the same for all U.S.-based carriers, unless the FCC approves an exception). For example, if a foreign carrier charges a U.S. carrier $0.30 per minute to terminate a call in the foreign country, the U.S. carrier would charge the foreign carrier the same $0.30 per minute to terminate a call in the U.S. Additionally, the TAR is the same for all carriers transporting traffic into a particular country, but varies from country to country. The term "settlement costs" arises because carriers essentially pay each other on a net basis determined by the difference between inbound and outbound traffic between them. The following chart illustrates an international long distance call originating in the U.S. using the ARM:


                             [GRAPH APPEARS HERE]


  Operating agreements typically provide that a carrier will return terminating traffic ("return traffic") to a carrier in proportion to the traffic it receives from that carrier. Return traffic generally is more profitable than outgoing traffic because the settlement rate per minute is substantially greater than the incremental cost of terminating a call in the country due to the lack of marketing expense and billing costs, as well as the lower cost structure associated with terminating calls within the country. Generally, there is a six-month lag between outbound traffic and the allocation of the corresponding return traffic and, in certain instances, a minimum volume commitment must be achieved before qualifying for receipt of return traffic.

  Alternative Calling Procedures.   As the international long distance market is
being deregulated, long distance companies have devised alternative calling procedures ("ACPs") in order to complete calls more economically than under the ARM. Some of the more significant ACPs include (i) transit, (ii) refiling or "hubbing" and (iii) ISR. The most common method is transit, which allows traffic between two countries to be carried through a third country on another carrier's network. This procedure, which requires agreement among the particular long distance companies and the countries involved, generally is used either for overflow traffic during peak periods or where the direct circuit may not be available or justified based on traffic volume. Refiling or "hubbing" of traffic, which takes advantage of disparities in settlement rates between different countries, allows traffic to a potential country to be treated as if it originated in another country that enjoys lower settlement rates with the destination country, thereby resulting in lower overall costs on an end-to-end basis. U.S.-based carriers generally are beneficiaries of refiling on behalf of other carriers because of low international rates in the U.S. The difference between transit and refiling is that, with respect to transit, the carrier in the destination country has a direct relationship with the originating carrier, while with refiling, the carrier in the destination country is likely not to even know the identity of the originating carrier. The choice between transit and refiling is determined primarily by cost. With ISR, a carrier may completely bypass the settlement system by connecting an international leased line to the Public Switched Telephone Network ("PSTN") of a foreign country or directly to customers' premises, which may be expected to result in reduced costs for such carrier. It may be anticipated that routes where ISR is permitted will benefit from increased competition, reduced prices, and increased demand. As discussed above, it is anticipated that the Foreign Participation Order will create new opportunities for carriers to engage in ISR to additional foreign countries. As noted above, the FCC has recently authorized ISR to additional foreign countries, specifically, France, Belgium, Denmark, Germany, Luxembourg, and Norway.

  Description of Operating Markets.   As of September 30, 1998, FCI terminated
traffic through a combination of operating and interconnection agreements, refiling, resale and ISR to over 200 countries worldwide and originated traffic in the U.S., Sweden, Denmark, Norway, Finland, the Netherlands, the U.K., France and Germany. The Company intends to establish facilities that will permit it to originate traffic in five additional markets (Belgium, Switzerland, Italy, Spain and Austria) by the end of Fiscal 1999.

  United States.   With a population of approximately 268 million people, the
U.S. has a telecommunications services market that generated revenues of approximately $231.2 billion in 1997 according to the FCC. The U.S. long distance market is highly deregulated and is the largest in the world. According to the FCC, in 1997 long distance telephone revenues were approximately $100.8 billion, including approximately $17.7 billion from international services (representing 17.5% of the total market). According to TeleGeography 1999, AT&T is the largest international long distance carrier in the U.S. market, with market share of approximately 45.3% of international outgoing minutes in 1997, while MCI, Sprint and WorldCom had market shares of 26.0%, 12.2% and 3.3%, respectively. AT&T, MCI WorldCom and Sprint constitute what generally is regarded as the first-tier in the U.S. long distance market. Other large long distance companies with more limited ownership of transmission capacity, such as Frontier and Qwest, constitute the second-tier of the industry. The remainder of the U.S. long distance market is comprised of several hundred smaller companies, largely resellers, which are known as third-tier carriers.

  Sweden.   With a population of approximately nine million people, Sweden has a telecommunications market that generated approximately $6.0 billion in revenues in 1996 according to the International Telecommunications Union (the "ITU"). Sweden has fully liberalized its telecommunications market. Telia AB, the Swedish PTT and Tele-2 AB accounted for approximately 66.0% and 22.0%, respectively, of the market for international outgoing minutes in 1997 according to TeleGeography 1999. Telia AB is a member of the Unisource consortium and is also authorized to provide facilities-based end-to-end services between the U.S. and Sweden.

  Denmark.   With a population of approximately five million people, Denmark has a telecommunications market that generated approximately $3.6 billion in revenues in 1996 according to the ITU. The Danish Parliament recently approved legislation to liberalize its telecommunications industry. The new law allows carriers to provide public voice services and to build and lease networks. Most services, including voice telephony, may be provided under a general class license. The international telecommunications market in Denmark has been historically dominated by the PTT, Tele Danmark, which, according to TeleGeography 1999, accounted for approximately 82.0% of the international market in 1997.

  United Kingdom.   With a population of over 58 million people, the U.K. has a telecommunications market that generated approximately $25.4 billion in revenues in 1995 according to the ITU. According to Oftel, the U.K.'s international and domestic long distance services market accounted for approximately $6.6 billion in revenues in the 12 months ended March 31, 1997. In addition to British Telecom plc and Mercury Communications Ltd. there are over 50 companies in the U.K. that presently hold licenses authorizing the operation of systems which may be connected to foreign systems.

  Finland.   With a population of approximately five million people, Finland's telecommunications services market generated approximately $3.1 billion in revenues in 1997 according to the Telecommunications Administration Center, Finland's telecommunications regulator. Finland has fully liberalized the provision of voice telephony services, and has recently eliminated its licensing requirements for the construction of fixed telecommunications networks. According to TeleGeography 1999, in 1997 the Finish PTT, Sonnera Ltd (formerly Telecom Finland), accounted for approximately 58.9% of the international outgoing minutes, while Finnet Group and Telia accounted for 28.2% and 9.3%, respectively.

  Norway.   With a population of approximately 4.4 million people, Norway's telecommunications services market generated approximately 481 million minutes of international telecommunications outbound traffic in 1997, according to TeleGeography 1999. The Norwegian telecommunications market for data transmission, voice telephony, paging and other mobile services and satellite communications has been fully liberalized since January 1, 1998. Until the liberalization in 1998, the Norwegian PTT, Telenor AS, accounted for 100% of the outgoing international minutes.

  France.   With a population of approximately 58 million people, France's telecommunications services market will generate approximately $28.5 billion in revenues in 1998 from public voice telephony, network (switched data and leased lines) and mobile telephony services, according to the European Commission. As of January 1998, all telecommunications services were open to competition in France, including the provision of public voice telephony. Cable and Wireless, Esprit Telecom, RSL Com, IBM, Infonet, Equant (SITA), Teleglobe SAS, and alliances such as Global One, Concert, AT&T, Unisource and World Partner have recently entered the French market to compete with the French PTT, France Telecom.

  The Netherlands.   With a population of approximately 15.6 million people, the
Dutch telecommunications services market will generate approximately $9.0 billion in revenues in 1998 from public voice telephony, network and mobile telephony services, according to the European Commission. The Dutch telecommunications infrastructure, public switched voice telephony and telex markets were liberalized on July 1, 1997. The Netherlands may amend its telecommunications regulatory system with the enactment of a new Telecommunications Act prior to the end of 1998. The Dutch PTT, KPN, accounted for approximately 97% of the market for outgoing international minutes in 1997, according to TeleGeography 1999.

  Germany.   With a population of over 81 million people, the German
telecommunications market is the third largest in the world with an estimated $41.5 billion in revenues in 1998 according to the European Commission. Germany is Europe's most lucrative telecommunications market, accounting for 25% of the total market. Pursuant to the Telecommunications Act of 1996, all telecommunications services, both national and international, including public voice telephony, are open to competition in Germany as of January 1, 1998.
Until January 1998, the German PTT, Deutsche Telekom A.G., operated the German telephony market under a monopolistic regime. New competitors such as Mannesman Arcor AG Co., O.tel.o Communications GmbH & Co. and VIAG Interkom GmbH & Co., have just recently entered the market.

  Other Markets.   As liberalization occurs in other European countries and in
Asia and the Pacific Rim, the Company intends to establish operating facilities and/or obtain licenses to provide telecommunications services as market conditions permit. The combined population of other European markets in which the Company intends to install facilities during Fiscal 1999, including Austria, Belgium, Italy, Spain and Switzerland, is approximately 122 million people with combined international telecommunications traffic, according to TeleGeography 1999, of 8.0 billion minutes, which represented 9.8% of worldwide international traffic in 1997. The combined population of Australia, Japan and New Zealand, other countries in which the Company intends to install facilities in the future, is approximately 148 million people and, according to TeleGeography 1999, the combined international telecommunications traffic generated in those markets in 1997 was approximately 3.7 billion minutes.

STRATEGY

  FCI's objective is to become a leading provider of high quality, competitively priced, dedicated and switched wholesale international telecommunications services to established and emerging carriers worldwide. To achieve this objective, the Company intends to continue to expand its carrier-grade international network and to offer competitively priced network services comparable in quality to that of major PTTs and first-tier carriers while providing highly responsive technical support and customer service. The key elements of the Company's strategy are as follows:

  . Increase multinational presence. FCI seeks to expand its operations by cultivating relationships with PTTs in strategic locations worldwide and establishing operations in markets with significant international traffic as soon as deregulation enables facilities-based carriers to enter such markets. The Company believes that its ability to originate traffic from multiple markets will allow it to benefit from the relatively high growth of non-U.S. originated traffic, to serve multinational carriers and to increase the use of its facilities. As part of its business strategy, the Company may enter into strategic alliances with, acquire assets or businesses from, or invest in, companies that are complementary to its current operations. The Company has a dedicated Business Development Group, which focuses on developing relationships with correspondent carriers, and which facilitates new market entry.

  . Expand carrier-grade international infrastructure. FCI intends to expand its carrier-grade international network. The Company uses switches similar to those used by first-tier carriers and PTTs, and continues to implement advanced features, such as asynchronous transfer mode ("ATM") technology, which will permit the Company to transmit voice and data services over a single platform. The Company believes that increasing the percentage of minutes of traffic it carries on-net will enable it to increase margins and profitability and ensure quality of service. By the end of Fiscal 1999, the Company expects to have such on-net capability on 23 of the top 50 international traffic routes.

  . Focus on wholesale market. FCI's customer base consists primarily of established and emerging competitive carriers and PTTs that purchase the Company's services on a wholesale basis. The Company believes that the wholesale telecommunications market will offer significant growth opportunities as traditional international traffic settlement mechanisms are replaced by competitive cost-based systems. In addition, liberalization of telecommunications markets worldwide is expected to lead to the establishment of new carriers and resellers that require high quality international connectivity at competitive rates. FCI believes that its wholesale strategy enables it to generate the high traffic volumes required to justify investments in network infrastructure, while controlling selling, general and administrative expenses.

  . Maintain efficient operations and low cost base. The Company seeks to maintain efficient operations and a low cost base through a disciplined incremental approach to investments in fixed assets, strict control over selling, general and administrative expenses and the operation of a centralized, highly efficient network control center for its global network, which enable the Company to be price competitive.

NETWORK

  General. The Company has successfully installed an international facilities-based network comprised of international gateway switches, related peripheral equipment and fiber optic cable systems, as well as leased satellite and cable capacity. FCI believes its installation of a facilities-based network will permit it to terminate an increasing percentage of traffic on-net, allowing the Company to control both the quality and cost of telecommunications services it provides to its customers. To provide high quality telecommunications services, the Company's network employs digital switching and fiber optic technologies, uses CCITT7 and SS7 signaling and is supported by comprehensive monitoring and technical services. In addition, the Company is continuing to implement an ATM network that will permit the Company to transmit voice and data services over a single platform, enabling the Company to diversify its service offerings.

  The Company currently operates four major gateway switches in the U.S. and similar switches in Sweden, Denmark, Norway, Finland, the Netherlands, France, Germany and the U.K. These international gateway switches are connected by fiber optic cable systems. The Company operates two additional PoPs in the U.S. and six additional PoPs in Europe which allow it to originate and terminate traffic outside of the international gateway cities. The Company also operates an earth station in Sweden which provides satellite coverage of all of Africa and most of Asia through INTELSAT, to which the Company is a signatory. Using a combination of owned network facilities, capacity leased on a fixed-cost basis and the resale of third party capacity, the Company is able to provide service to any country in the world.

  The Company carries international traffic traditionally carried between U.S. and foreign international long distance carriers over its own network. In addition, FCI's international gateway switches and European hubs allow the Company to terminate traffic within countries, thereby ensuring quality and lowering termination costs. The following chart illustrates a typical on-net international long distance call originating in the U.S.

                             [GRAPH APPEARS HERE]

  Operating and Interconnection Agreements.   The Company's strategy is
substantially based on its ability to enter into: (i) operating agreements with PTTs in countries that have yet to become deregulated so the Company can terminate traffic in, and receive return traffic from, that country; (ii) operating agreements with PTTs and emerging carriers in foreign countries whose telecommunications markets have deregulated so it can terminate traffic in such countries; and (iii) interconnection agreements with the PTT in each of the countries where the Company has operating facilities (e.g., the U.K.) so it can originate and terminate traffic in that country. The Company believes that FCI-Sweden's status as an established carrier in Sweden has been a significant factor in enabling the Company to enter into operating agreements with first-tier carriers in Europe. As of September 30, 1998, FCI had operating agreements with 16 PTTs and four alternative carriers. The Company believes that it has more operating agreements with European PTTs than most other emerging carriers. These operating agreements allow the Company to terminate traffic at lower rates than by resale in markets where it cannot establish an on-net connection due to the current regulatory environment. As of September 30, 1998, FCI had interconnection agreements with seven PTTs and two alternative carriers. The Company believes that it would not be able to serve its customers at competitive prices without such operating or interconnection agreements.

  Fiber Optic Cable Systems.   The Company seeks ownership positions in fiber
optic cable systems where it believes its customers' demand will justify the investment in those fixed assets. To link its switches in the U.S. and in Europe, the Company currently either owns or leases capacity on a number of fiber optic cable systems, including purchased capacity on the CANTAT-3, CANUS-1, TAT 12/13, Kattegatt, FLAG, UK-Netherlands 14, AC-1 (through Qwest), Qwest Network, Hermes Network, Southern Cross, DKS-18 and Odin fiber optic cable systems. The Company believes that its current and projected volume of wholesale international traffic makes its investment in these fiber optic cable systems cost-effective. FCI-Sweden participated in a consortium that included Tele Danmark, TeleNordia and Swedish Rail, which constructed and currently operates a fiber cable (DKS-18) between Sweden and Denmark. Furthermore, in October 1998 the Company entered into an agreement with Tele Danmark Consult for the manufacture, supply and installation of a submarine cable, named FCI One, between Sweden and Denmark. FCI One, a 48-strand fiber optic submarine cable, is expected to be operational by the first quarter of calendar year 1999.

  In addition, the Company is one of the signatory members of the Fiber-optic Link Around the Globe ("FLAG") project, which, when completed, will be the world's longest undersea fiber optic cable, originating in the U.K. and terminating in Japan. FLAG will enable the Company to (i) target markets in Bangladesh, China, Hong Kong, India, Italy, Japan, Malaysia, Pakistan, Singapore and Spain and (ii) provide high quality seamless services over Company-owned fiber optic cable to those regions by connecting to the Company's facilities in Europe. The Company's ability to provide seamless telecommunications services to the countries served by FLAG is contingent upon its ability to enter into operating agreements with PTTs or other carriers in such countries. The Company plans to invest in and acquire additional capacity in Europe, Latin America, Asia and the Pacific Rim, and to expand capacity to existing markets. The Company may also seek ownership positions in digital microwave systems that link major sources and destinations of international traffic to (i) lower the cost of its international connections to a particular country or region and/or (ii) bypass a transmission facility "bottleneck" that constrains the Company's ability to enter the international market in that country or region.

  The Company believes that no single MAOU or IRU agreement is material to the Company's financial condition or its historical or intended business operations. With the passage of time, an increasing amount of fiber optic cable capacity is becoming available and the terms and pricing of such capacity have become effectively commoditized. Accordingly, the Company believes that, if one or more such agreements were to terminate, the Company would be able to replace, at similar costs and within reasonable time periods, similar capacity on competing fiber optic cable systems through MAOU purchases and/or IRU lease agreements. Further, the Company believes that the current rights and obligations of the Company as a MAOU owner would be unchanged if the Company were to acquire capacity on a competing fiber optic cable system.

  International Gateway and Domestic Switches.   As of September 30, 1998, the
Company operated eight NorTel DMS 250/300 international gateway switches located in Jersey City, New Jersey, Miami, Florida, Los Angeles, California, Paris, France, Frankfurt, Germany, Copenhagen, Denmark, Amsterdam, The Netherlands and London, U.K., and three Ericsson AXE-10 international gateway switches located in New York, New York, Helsinki, Finland and Malmo, Sweden. The Company also operates smaller Ericsson switches in Sweden and Norway for aggregating regional and domestic traffic and is considering the installation of similar switches in other European countries for the same purpose. In addition, the Company has PoPs to terminate and originate traffic in Tampa, Florida and Washington, D.C. in the U.S and Stockholm and Gothenburg in Sweden and Hamburg, Dusseldorf, Stuttgart and Cologne in Germany.

  The Company's plans for expanding its switching network in Europe include the addition of switches in Belgium, Italy, Spain, Austria and Switzerland during Fiscal 1999. FCI is also considering installing switches in Latin American, Asian and other Pacific Rim countries, as well as additional European locations.

  Backbone Transmission Network.   The Company connects its switches over a
frame relay backbone network, which the Company began to upgrade to ATM during 1998. ATM, which will be completed during Fiscal 1999, will enable the Company to combine switched voice, private line and data traffic on the same international circuits. For example, the Company will be able to add Internet capability and integrate Internet traffic with its existing traffic.

  Satellite Facilities.   The Company owns and operates the Swedish
International Teleport, an INTELSAT, Standard B, 13-meter earth station in Malmo, Sweden that connects to an INTELSAT satellite over the Indian Ocean. Through its signatory status, the Company can acquire satellite transmission capacity on a preferential basis worldwide. The earth station and INTELSAT satellite, which provide coverage to Africa and most of Asia, currently connect customers on the Indian subcontinent with locations in Europe and North America on a private line basis. The Company uses this facility to provide connectivity with carriers in developing countries before international cable capacity becomes available in such countries and on low-volume international routes. The Company is negotiating agreements with several Asian carriers to interconnect with Sweden for the transmission of public switched-voice traffic through the Company's earth station.

  Network Monitoring and Technical Support.   The Company's resilient network
has diverse switching and routing capabilities. For example, on the high volume North America to Europe routes the Company splits customer traffic between its U.S. based international gateway switches, over three transatlantic cable routes and over its European based international gateway switches. All gateway switches have backup power systems, and each cable has built-in redundancies that reroute traffic in the event of an interruption in cable service.

  The Company has technical staff located in the U.S. and Europe which provide support for the network. The Company's technical staff located in Europe provides network management and operations support for the Company's Ericsson switches. The Company is migrating away from an agreement with Northern Telecom to provide network management and operations services for the Company's NorTel switches. In its place, the Company is implementing GTE/TCSI's Worldwin Operational Support System. This modular system architecture provides the Company with an integrated proactive network operations, network message management and customer contact system. Upon completion of the implementation by March 31, 1999, the Company will fully support all network management and operations functions 24 hours a day, 7 days a week from a central location in Washington, D.C.

SERVICES

  FCI offers high quality international telecommunications services over its own international network and by interconnecting its network with the networks of other carriers. The Company provides primarily wholesale international telecommunications services and, to a limited extent, retail domestic and international long distance services in Sweden, Denmark and Finland. For the fiscal years ended September 30, 1998 and 1997, wholesale services represented approximately 92.5% and 94.6%, respectively, of the Company's consolidated revenues and retail services represented approximately 7.5% and 5.4%, respectively, of such consolidated revenues.

  Wholesale Services.   The Company provides wholesale international long
distance voice services to carrier customers located in the U.S., Sweden, Denmark, Norway, Finland, France, Germany, the Netherlands and the U.K. FCI provides wholesale termination to over 200 countries using a mix of owned facilities, operating and interconnection agreements and resale agreements. The Company terminates international network traffic to the U.S. and eight international business units over its own network, and traffic to 18 countries using operating agreements. In addition to wholesale voice services, the Company also intends to offer value-added, back office and billing services to its wholesale customers in Europe. The Company believes that offering additional services on a wholesale basis will increase customer loyalty and lead to higher margins. Wholesale value-added services are expected to include international toll-free numbers, pre-paid calling cards, data services and network access through European carrier access codes.

  Retail Services.   FCI provides international and domestic long distance voice services to retail customers within Sweden, Denmark and Finland using carrier access codes and service through pre-paid calling cards. The Company plans to provide pre-selected long distance services in Sweden, Denmark and Finland, as soon as regulations prescribe equal access. In addition, FCI provides international private line service to business customers, and intends to offer international toll-free services and data services to business customers.

CUSTOMERS

  The Company's wholesale marketing strategy is to offer wholesale international telecommunications services to the broadest range of carriers, focusing on carriers that originate traffic in multiple locations. The Company's wholesale customers include first-tier carriers and PTTs as well as emerging facilities-based, switched-based, switchless and wireless carriers that purchase the Company's services for resale to their own customers. As of September 30, 1998, the Company provided service to 139 carriers, including nine of the ten largest U.S. carriers based on outbound international traffic, three European wireless carriers and 27 multinational carriers that originate traffic in more than one of the Company's existing markets. For the fiscal year ended September 30, 1998, the Company's ten largest customers accounted for 34.4% of the Company's revenues. For the fiscal year ended September 30, 1998, no one single customer accounted for more than 10% of the Company's total revenues. The Company anticipates that the percentage of revenues attributable to its largest customers will decrease as its customer base grows. The Company's agreements with its customers do not currently establish minimum term or usage requirements.

  The Company uses a comprehensive credit screening process when identifying new customers, which the Company believes has resulted in a bad debt expense ratio below the industry average. For the fiscal years ended September 30, 1998 and 1997, FCI's bad debt expenses represented approximately 2.0% and 1.8%, respectively, of its consolidated revenues. The Company rates its potential customers' creditworthiness based on several factors, including: (i) traditional bank and trade (e.g., Dun & Bradstreet) reports; (ii) internal assessments of the Company's exposure based on the costs of terminating international traffic in certain countries and the capacity requested by the proposed carrier; and
(iii) references provided by the potential customer. Depending on the results of the Company's credit analysis, a customer's payment terms and/or billing cycle may be adjusted to shorten the length of time the Company's receivables are outstanding (and the corresponding risk to the Company). In addition, the Company may require a customer to post collateral in the form of a security deposit or an irrevocable letter of credit.

  The Company's target market for retail services in Sweden, Denmark and Finland is primarily small- and medium-size businesses, residential customers, travelers and marketing organizations.

SALES AND MARKETING

  FCI's approach to marketing and selling wholesale services consists of local sales staff, who are responsible for day-to-day relationships with local carrier representatives and who have experience in the industry and long standing relationships with such carriers. In addition to local direct sales, the Company has a multinational Global Account Group, which coordinates sales to major international accounts in multiple locations and is responsible for client relationships at the senior management level. The Company has several international carrier customers which use FCI to transport traffic from multiple locations. FCI focuses on hiring and retaining experienced marketing and sales people with extensive knowledge of the industry and who have existing relationships with decision makers at carrier customers. FCI conducts retail sales and marketing in Sweden, Denmark and Finland through agents and a direct sales force.

MANAGEMENT INFORMATION SYSTEMS

  The need to bill customers timely and accurately, and to monitor and manage network traffic profitability, requires the accurate operation of management information systems ("MIS"). To accommodate these needs, the Company currently contracts with Armstrong Holdings, Inc. ("Armstrong" or "AHI"), for its billing and MIS services. Armstrong, through its subsidiary Armstrong International Telecommunications, Inc. ("AIT"), owns 84.0% of the outstanding stock of the Company.

  Armstrong provides billing, financial accounting and specialized information technology ("IT") services to its subsidiary companies, including the Company, from its data processing center headquartered in Butler, Pennsylvania. Armstrong's subsidiaries include domestic local exchange telephone companies and cable television companies. Based on its knowledge of billing in the telecommunications industry, Armstrong has developed customized systems to provide call collection, processing, rating, reporting and bill rendering for the Company. These customized systems enable the Company to (i) analyze accurately its traffic, revenues and margins by customer and by route on a daily basis, (ii) validate carrier settlements and (iii) monitor least cost routing of customer traffic.

  The Company believes that contracting with Armstrong for these customized systems gives the Company a strategic advantage over many emerging carriers because the Company receives timely and accurate reporting of its customer traffic, revenues and margins without incurring the significant costs associated with developing and maintaining its own data center. The Armstrong data center utilizes an IBM AS/400 with full disaster recovery and back-up facilities and provides 24 hours per day, seven days per week data center support. Armstrong provides the Company with experienced IT professionals and programmers to further customize and support the Company's growing and changing MIS needs. To date, the Company has not experienced any significant delays in billing customers. The Company attempts to bill its customers within five business days after a billing cycle has been completed. The Company believes that its arrangement with Armstrong enables it to effectively and efficiently manage the Company's growing IT requirements.

  Pursuant to a contract it signed with the Company, Armstrong will provide billing and MIS support for the Company and its subsidiaries on terms that the Company believes are competitive with similar services offered in the industry. This contract extends through September 30, 2002.

  In consultation with Armstrong's IT staff, the Company is currently implementing an advanced billing and MIS software solutions to provide billing for enhanced products and services and to further enhance the Company's ability to monitor its growing operations.

COMPETITION

  The international telecommunications industry is intensely competitive and subject to rapid change precipitated by advances in technology and regulation. The Company's competitors in the international wholesale switched long distance market include large facilities-based multinational carriers and PTTs, smaller facilities-based wholesale long distance service providers in the U.S. and overseas that have emerged as a result of deregulation, switched-based resellers of international long distance services and international joint ventures and global alliances among many of the world's largest telecommunications carriers. International telecommunications providers such as the Company compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services, and the Company's carrier customers are especially price sensitive.

  Within the U.S.-based international telecommunications services market, the Company competes with AT&T, MCI WorldCom and Sprint, and to a lesser extent, with other emerging international carriers. Many of these providers have considerably greater financial and other resources and more extensive domestic and international communications networks than the Company. The Company anticipates that it will encounter additional competition as a result of the formation of global alliances among large long distance telecommunications providers. Recent examples of such alliances include AT&T's alliance with Unisource, known as "Uniworld" (scheduled to terminate in mid 2000); AT&T's recent alliance with Italy's STET/Telecom Italia to serve international customers with a primary focus on the Latin American and European regions; AT&T's recently announced alliance with British Telecom plc; Sprint's alliance with Deutsche Telekom and France Telecom, known as "Global One" and Qwest's alliance with KPN NV. Consolidation in the telecommunications industry may create even larger competitors with greater financial and other resources. The effect of the proposed mergers and alliances could create increased competition in the telecommunications services market and potentially reduce the number of customers that purchase wholesale international long distance services from the Company. Because many of the Company's current competitors are also the Company's customers, the Company's business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with the Company for competitive or other reasons.

  The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and undersea cable transmission capacity for services similar to those provided by the Company. Such technologies include satellite-based systems, such as those proposed by Iridium LLC and Globalstar, L.P., utilization of the Internet for international voice and data communications and digital wireless communication systems such as PCS. The Company is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

  The 1996 Telecommunications Act permits, and is designed to promote, additional competition in the intrastate, interstate and international telecommunications markets by both U.S.-based and foreign companies, including the RBOCs. RBOCs, as well as other existing or potential competitors of the Company, have significantly more resources than the Company. The Company also expects that competition from carriers will increase in the future as deregulation increases in telecommunications markets worldwide. In addition, the Company believes that the FCC's order implementing the United States' "open market" commitments under the WTO Agreement will make it easier for certain foreign carriers to enter the U.S. market, thereby increasing competition in the U.S. market for the Company. As a result of these and other factors, there can be no assurance that the Company will continue to compete favorably in the future.

  The Company believes that it competes favorably on the basis of price, transmission quality and customer service. The number of the Company's competitors is likely to increase as a result of the new competitive opportunities created by the WTO Agreement. FCI believes, however, that its focus on providing wholesale international services will enable it to benefit from the emergence of new carriers because FCI will be able to provide them with switched international telecommunications services. FCI believes that FCI-Sweden, its Swedish subsidiary, provides the Company with a competitive advantage because of FCI-Sweden's existing relationships with European PTTs. FCI-Sweden's relationships with other PTTs allow the Company to accelerate its in-country presence in certain markets, to obtain administrative leases in Europe and to negotiate operating agreements.

LICENSES AND REGULATION

  United States.   In the U.S., provision of the Company's services is subject to the provisions of the 1934 Communications Act, as amended by the 1996 Telecommunications Act, and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states administered by the relevant state public service commission ("PSC"). The FCC and relevant state PSCs continue to regulate ownership of transmission facilities, provision of services and the terms and conditions under which the Company's services are provided. Non-dominant carriers, such as the Company, are required by federal and state law and regulations to file tariffs listing the rates, terms and conditions of the services they provide. The FCC and certain state agencies also impose prior approval requirements on transfers of control. With regard to international services, the FCC administers a variety of international service regulations, including the ISP. The ISP governs the permissible arrangements between U.S. carriers and their foreign correspondents to settle the cost of terminating traffic over each other's networks, the rates for such settlement and permissible deviations from these policies. As a consequence of the increasingly competitive global telecommunications market, the FCC has adopted a number of policies that permit carriers to deviate from the ISP under certain circumstances if such deviation would promote competition. The FCC also requires carriers such as the Company to report any affiliations, as defined by the FCC, with foreign carriers.

  Regulatory requirements pertinent to the Company's operations will continue to evolve as a result of the WTO Agreement, federal legislation, court decisions, and new and revised policies of the FCC and state PSCs. The FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries and reduce international accounting rates toward cost. The FCC adopted new lower accounting rate "benchmarks" that became effective January 1, 1998. Under the FCC's new benchmarks, after a transition period of one to four years depending on a country's income level, U.S. carriers will be required to pay foreign carriers significantly lower rates for the termination of international services.

  International Service Regulation. International common carriers, such as the Company, are required to obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to their services prior to initiating their international telecommunications services. The Company has obtained "global" Section 214 authority from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched and private line services. Non-dominant international carriers, such as the Company, must file their international tariffs and any revisions thereto with one day's notice. The Company has filed international tariffs for switched and private line services with the FCC. Additionally, international telecommunications service providers are required to file copies of their contracts with other carriers, including foreign carrier agreements, with the FCC within 30 days of execution. The Company has filed each of its foreign carrier agreements with the FCC. The FCC's rules also require that the Company periodically file a variety of reports regarding the volume of its international traffic and revenues and use of international facilities. In addition to the general common carrier principles, the Company is also required to conduct its facilities-based international business in compliance with the FCC's ISP, or an FCC-approved alternative accounting rate arrangement. In addition, the FCC has decided to allow U.S. carriers, subject to certain competitive safeguards, to propose methods to pay for international call termination that deviate from traditional bilateral accounting rates and the ISP.

  The Company's FCC authorization also permits the Company to resell international private lines interconnected to the PSTNs for the provision of switched services between the United States and (i) those countries that have been found by the FCC to offer "equivalent opportunities" to U.S. carriers and
(ii) any WTO member country if settlement rate for at least 50% of the settled U.S.-billed traffic on the route in question is at or below the settlement rate benchmark. To date, the FCC has found that appropriately licensed U.S. carriers may provide such services to the following markets: Australia, Austria, Belgium, Canada, Denmark, France, Germany, Hong Kong (data and facsimile services only), Italy, Japan, Luxembourg, The Netherlands, New Zealand, Norway, Sweden, Switzerland and the U.K. ("Approved Countries"). The FCC currently imposes certain restrictions upon the use of the Company's private lines between the U.S. and Approved Countries. The Company may not route traffic to or from the U.S. over a private line between the U.S. and an Approved Country (e.g., the U.K.) if such traffic originates or terminates in a third country, such third country has not been found by the FCC to offer "equivalent" resale opportunities and the traffic is not routed to or from the third country and the Approved Country via a publicly available service. Following implementation of the Full Competition Directive by EU member states, and the WTO Agreement by the signatories, the FCC may authorize the Company to originate and terminate traffic over its private line between the U.S. and the U.K. and (pursuant to ISR authority) over additional private lines to additional member states if the FCC finds that such additional member states meet the criteria for Approved Countries. Once a carrier makes such a showing and the FCC approves ISR on a route, all carriers holding a global section 214 authorization will be permitted to offer ISR on that route. The Company anticipates that these new opportunities to engage in ISR will result in reduced costs and prices, increased competition and increased demand on these routes.

  The FCC's Policies on Transit and Refile. The Company may engage in the practice whereby a carrier routes, through its facilities in a third country, traffic originating from one country and destined for another country. The FCC has permitted third country calling where all countries involved consent to the routing arrangements (referred to as "transiting"). Under certain arrangements referred to as "refiling," the carrier in the destination country does not consent to receiving traffic from the originating country and does not realize the traffic it receives from the third country is actually originating from a different country. To date, the FCC has made no pronouncement and is not considering any formal proposals to find that refiling arrangements are inconsistent with U.S. or ITU regulations.

  Domestic Service Regulation.   The Company's provision of domestic long
distance service in the U.S. is subject to regulation by the FCC and relevant state PSCs, which regulate interstate and intrastate rates, respectively. The majority of the states require the Company to register or apply for certification prior to initiating intrastate interexchange telecommunications services. Fines and other penalties also may be imposed for such violations.

  Europe.   In Europe, each country regulates its telecommunications industry.
The member states of the European Union (consisting of: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the U.K.) are obligated to implement legislation issued by the European Commission, which is responsible for creating pan-European policies and developing a regulatory framework to ensure an open, competitive telecommunications market.

  In 1990, the European Commission issued the Services Directive requiring each EU member state to abolish existing monopolies in telecommunications services with the exception of voice telephony. The intended effect of the Services Directive was to permit the competitive offering of all services, other than voice telephony, including value-added services and voice services to closed user groups ("CUGs"). However, as a consequence of local implementation of the Services Directive through the adoption of national legislation, there are differing interpretations of the definition of prohibited voice telephony and permitted value-added and CUG services. Voice services accessed by customers through leased lines are permissible in all EU member states. The European Commission has generally taken a narrow view of the services classified as voice telephony, declaring that voice services may not be reserved to the PTTs if (i) dedicated customer access is used to provide the service, (ii) the service confers new value-added benefits on users (such as alternative billing methods) or (iii) calling is limited by a service provider to a group having legal, economic or professional ties.

  In March 1996, the EU adopted the Full Competition Directive containing two provisions which required EU member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of EU member states to abolish the PTTs' monopolies in voice telephony by 1998. The Full Competition Directive encouraged EU member states to accelerate liberalization of voice telephony. Certain EU countries may delay the abolition of the voice telephony monopoly based on exemptions established in the Full Competition Directive. These countries include Luxembourg (July 1, 1998), Spain (November 30, 1998), Portugal and Ireland (January 1, 2000) and Greece (December 31, 2000). Luxembourg, Spain and Ireland have already implemented the Full Competition Directive in whole or in part.

  Each EU member state in which the Company currently conducts or plans to conduct its business has a different regulatory regime and such differences are expected to continue beyond January 1998. The requirements for the Company to obtain necessary approvals vary considerably from country to country and are likely to change as competition is permitted in new service sectors.

  Asia, Pacific Rim and Latin America.   The extent and timing of
liberalization, and the scope and nature of regulation varies among the Pacific Rim, Asian and Latin American countries. The Company's ability to provide voice telephony services is restricted in some Asian, Pacific Rim and Latin American countries e.g., China which remains largely closed to competition. The Company has a pending application to provide international telecommunications services in Hong Kong, where the regulator has encouraged limited competition. On July 1, 1997, the People's Republic of China resumed sovereignty over Hong Kong, and there can be no assurance that China will continue the existing licensing regime with respect to the Hong Kong telecommunications industry. In New Zealand, regulation of the Company's proposed provision of telecommunications services is relatively permissive, and the Company has been granted registration as an international services operator.

  The Company's services in Japan are or will be subject to regulation by the Ministry of Post and Telecommunications (the "Japanese Ministry") under the Telecommunications Business Law (the "Japanese Law"). In Japan, the Company must obtain a license as a Type I facilities-based business before it provides telecommunications services over its own facilities. It must register as a Special Type II business before it provides telecommunications services over international circuits leased from another carrier, or provides domestic service in Japan over leased circuits if the volume of traffic exceeds a certain amount. A registered Special Type II business may provide over leased lines value-added and/or basic telecommunications services, and/or services to closed user groups. The Company must notify the Japanese Ministry as a General Type II business only if it provides domestic service in Japan over leased circuits and does not exceed the traffic threshold that would require Special Type II. Although the Japanese government until recently prohibited greater than 33.0% foreign ownership of a Type I business, as well as the resale of international private lines interconnected to the PSTN at both ends, the Japanese Ministry is now awarding authorizations to foreign-affiliated carriers to provide telecommunications services using their own facilities and to resell interconnected international private lines. The Japanese Ministry also regulates the interconnection charges imposed by Type I businesses, and must approve intercarrier agreements between Type I carriers or between Type I and Special Type II carriers. The Company has also filed an application in Japan requesting a Type I (facilities-based) telecommunications license requesting authorization to allow the Company to construct and operate its own network facilities, as well as to originate and terminate traffic over resold lines. The Type I license process is onerous and involves extensive consultation with the Japanese Ministry. To date, WorldCom is the only U.S.-based carrier to have successfully completed the process and been awarded a Type I license.

  Licenses.   Consistent with its global strategy, the Company or its local operating subsidiary has received facilities-based and resale authorization to provide telecommunications services in Austria, Canada, Sweden, Denmark, The Netherlands, Germany, El Salvador, Finland, France, Italy, Norway, Guatemala, Switzerland and the U.K. The Company also participates in the numbering plans of Sweden, Denmark, Finland, The Netherlands, Norway, Switzerland and the U.K. The Company is also licensed in Belgium as a provider of non-reserved services, including voice services for CUGs and value-added services, and has requested additional authorization to provide ISR. The Company has been awarded access codes in El Salvador, Denmark, Finland, France, Guatemala, Italy, Norway, Sweden, Switzerland and the U.K. to allow the Company to operate as a facilities-based provider of international telecommunications services. The Company has been granted registration by the New Zealand Ministry of Commerce as an operator under the Telecommunications (International Services) Regulation 1994.

  The Company has pending applications for various authorizations in Spain and Hong Kong. The Company also anticipates filing requests for authorization to provide services open to competition in Australia, Belgium, Japan, Peru and Spain where it is engaging in discussions with foreign regulators, as well as in other countries as appropriate in furtherance of its strategic goal of establishing a multinational presence.

  In the U.S., the Company has obtained facilities and resale licenses from the FCC. In addition, the Company is certified or registered to provide intrastate interexchange telecommunications services or may provide such services based upon its unregulated status in 42 states. Applications for certification are pending in 8 states. State issued certificates of authority to provide intrastate interexchange telecommunications services generally can be conditioned, modified, canceled, terminated or revoked by state PSCs for failure to comply with state law and/or the rules, regulations and policies of the state PSCs.

EMPLOYEES

  As of September 30, 1998, the Company had 210 employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

INTELLECTUAL PROPERTY AND PROPRIETARY INFORMATION

  Intellectual Property.   The Company owns U.S. registration number 2,107,157
for the service mark FaciliCom International(R) for international long distance telecommunications services. The Company relies primarily on common law rights to establish and protect its intellectual property, its name, products and long distance services. There can be no assurance that the Company's measures to protect its intellectual property will deter or prevent the unauthorized use of the Company's intellectual property. If the Company is unable to protect its intellectual property rights, including existing trademarks and service marks, it could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Proprietary Information.   To protect rights to its proprietary know-how and
technology, the Company requires certain of its employees and consultants to execute confidentiality and invention agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such persons while employed by the Company. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's confidential information will not otherwise become known or be independently developed by competitors or others.

ITEM 2. PROPERTIES

  The Company leases certain office space and switch location space under operating leases and subleases that expire at various dates through November 2008, including the Company's principal headquarters in Washington, D.C. The principal offices currently leased or subleased by the Company as of September 30, 1998 are as follows:

                                                                      SQUARE           LEASE
   LOCATION                                                          FOOTAGE         EXPIRATION
   ---------                                                        ---------      -------------
   Washington, DC (Corporate Headquarters)......................       49,602      March 2008
   New York, NY (Switch Location)...............................        1,500      August 2000
   Jersey City, NJ (Switch Location)............................        2,404      July 1999
   Los Angeles, CA (Switch Location)............................        5,350      November 2002
   Miami, FL (Switch Location)..................................        3,578      November 2008
   London, U.K. (Switch Location)...............................          888      December 2001
   London, U.K. (Sales Office)..................................        3,839      January 2003
   London, U.K. (Switch Location)...............................          400      October 1999
   Amsterdam, The Netherlands (Switch Location).................        1,161      May 2003
   Amsterdam, The Netherlands (Sales Office)....................        3,379      December 2001
   Copenhagen, Denmark (Sales & Switch Location)................        6,104      August 2002
   Malmo, Sweden (Sales Office).................................        9,218      December 1999
   Malmo, Sweden (Switch Location)..............................        8,448      October 1998
   Malmo, Sweden (Sales Office and Switch Location).............       18,458      November 2003
   Brussels, Belgium (Sales Office and Switch Location).........       10,253      March 2005
   Milan, Italy (Sales Office and Switch Location)..............        6,297      July 2004
   Paris, France (Sales Office and Switch Location).............        5,438      January 2007
   Frankfurt, Germany (Switch Location).........................        2,798      January 2003
   Frankfurt, Germany (Sales Office)............................        2,956      February 2001
   Oslo, Norway (Switch Location)...............................           42      May 1999
   Vienna, Austria (Sales Office and Switch Location)...........        9,775      July 2008
   Helsinki, Finland (Sales Office and Switch Location).........        3,769      October 2001
   Sornaisten, Finland (Switch Location)........................        1,130      June 2002
   Madrid, Spain (Sales Office and Switch Location).............        9,979      August 2003
   Geneva, Switzerland (Sales Office)...........................        2,428      June 2002
   Zurich, Switzerland (Sales Office and Switch Location).......        7,603      June 2008

ITEM 3. LEGAL PROCEEDINGS

  The Company makes routine filings and is a party to customary regulatory proceedings with the FCC relating to its operations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders in the quarter ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The authorized capital stock of the Company consists of 300,000 shares of common stock, par value $.01 per share ("Common Stock"). As of September 30, 1998, there were 225,741 shares of Common Stock issued and outstanding. There is no established public trading market for the Common Stock. All of the Common Stock is owned by AIT and FCI Management Group, a Pennsylvania general partnership ("FMG").

  Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to receive such dividends as the Company's Board of Directors may declare in its discretion out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of Common Stock are entitled to a distribution of any remaining assets of the Company. Holders of shares of Common Stock have no cumulative voting or preemptive rights. All outstanding shares of Common Stock are fully paid and nonassessable.

STOCKHOLDERS AGREEMENT

  Pursuant to the Stockholders Agreement, FMG and AIT agreed to certain rights and restrictions with respect to the shares of Common Stock they hold, including the following:

  Transfer Restrictions. The parties agreed that no shares of Common Stock may be issued by the Company or sold, exchanged, pledged, encumbered, given, bequeathed or otherwise disposed of by AIT or FMG unless and until the proposed transferee agrees to be bound by the provisions of the Stockholders Agreement.

  Designation of Directors by AIT and FMG. The parties agreed that the Board of Directors will be comprised of seven persons, five of whom will be designated by AIT and two of whom will be designated by FMG.

  Board Approval of Significant Actions. The parties agreed that certain actions may not be taken by officers of the Company without the prior approval of the Board of Directors. Such actions include: (a) issuance or sale of any securities of the Company other than securities issued pursuant to the 1997 Stock Option Plan No. 1, the 1997 Stock Option Plan No. 2 and the Phantom Stock Plan; (b) sale, lease or transfer of a material portion of the assets of the Company or transfer of any material governmental permit or license relating to the business of the Company; (c) adoption of budgets, modification of any approved budgets or expenditure of funds in excess of then-current budgets; (d) guarantee indebtedness, extension of credit, incurrence of certain types of indebtedness or the pledge of any assets of the Company; (e) certain of management personnel decisions, including paying annual compensation to an employee in excess of $100,000 or paying a bonus to an employee; (f) execution of a contract obligating the Company for amounts in excess of $500,000; (g) modification of any employee benefit plan; or (h) certain transactions with affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of FCI included elsewhere in this Form 10-K.

                                                                                                            Period From
                                                                                         Period from      January 1, 1995 to
                                                                                         May 5, 1995        June 30, 1995
                                                   Fiscal Year Ended September 30,     to September 30,       Tele8--
                                                   1998         1997         1996           1995          Predecessor(1)
                                                 --------------------------------------------------------------------------
                                                                                (Dollars in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues.........................................   $184,246     $ 70,187    $11,891    $   547          $   367
Loss before income taxes.........................    (57,946)     (14,031)    (9,662)    (1,725)          (1,341)
Income tax benefit (2)...........................     11,351           --         --         --              --
Net loss.........................................    (46,595)     (14,031)    (9,662)    (1,725)          (1,341)
CONSOLIDATED BALANCE SHEET DATA:
Property and equipment...........................    115,748       20,244     10,144      2,661              N/A
Total assets.....................................    378,884       44,017     21,008      5,664              N/A
Total long-term obligations (including
current portion) (3).............................     308,938      22,589      9,795      1,906              N/A

(1) Data for periods prior to January 1, 1995 have not been presented because amounts were insignificant and not meaningful. Cumulative revenue and losses from inception through December 31, 1994 were $35,758 and $287,564, respectively, and both total assets and liabilities at December 31, 1994 were $2.6 million.
(2) The Company became a taxable entity in January 1998. Net loss is not comparable for periods prior to September 30, 1998 when the Company was not subject to income taxes.
(3) The Company completed an offering of $300 million of Senior Notes in January 1998 and used some of the proceeds to pay off debt borrowed from equipment financiers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  FCI is a rapidly growing multinational carrier focused on providing international wholesale telecommunications services to other carriers worldwide. As a facilities-based carrier, the Company seeks primarily to provide service over its facilities and international transmission capacity owned or leased on a fixed-cost basis ("on-net"). The Company believes that it is better able to control the quality and the termination costs of on-net traffic and that increasing the proportion of on-net traffic significantly improves the Company's gross margins. For the three months ended September 30, 1998, 36.7% of the Company's wholesale international traffic was terminated on-net and 63.3% was terminated by other long distance carriers pursuant to resale and operating agreements between the Company and such carriers ("off-net"). The Company plans to continue to expand its facilities to increase the percentage of on-net traffic.

  The Company provides its services over a carrier-grade international network consisting of international gateway switches, transmission capacity owned or leased on a fixed-cost basis and various multinational termination agreements and resale arrangements with other long distance providers. FCI began generating revenue in July 1995 through it's acquisition of FCI-Sweden, formerly Tele8. Since that time the Company has installed or acquired 11 additional international gateway switches within the United States (New York, New Jersey, Los Angeles and Miami) and Europe (United Kingdom, The Netherlands, Germany, Finland, Denmark, France and Norway).

  The Company's strategy is to invest in network facilities as it expands its customer base, allowing it to enhance service quality and increase gross margins on particular routes. However, this approach also causes the Company's gross margins to fluctuate with changes in network utilization due to the Company's fixed-cost investment in its network. The Company intends to expand its international presence during Fiscal 1999 by installing five additional switches in Switzerland, Austria, Belgium, Spain and Italy. The Company believes that expansion into these additional markets will provide the Company with an opportunity to increase its traffic volume.

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

  The Company currently has operating agreements with established long distance providers in Belgium, Chile, Denmark, the Dominican Republic, Estonia, Finland, Germany, Hungary, Iceland, Italy, Nicaragua, Norway, Poland, Portugal, Slovenia, the U.S., the U.K. and Venezuela, and is in the process of negotiating additional operating agreements with carriers in other countries. Under its operating agreements, FCI typically agrees to send traffic to its foreign partners who agree to send a proportionate amount of return traffic via the Company's network at negotiated rates. The Company and its foreign partners typically settle the amounts owed to each other in cash on a net basis, subsequent to the receipt of return traffic. FCI records the amount due to each foreign partner as an expense in the period during which the Company's traffic is delivered. FCI recognizes revenue on return traffic in the period in which it is received. For the fiscal year ended September 30, 1998 the Company received
29.5 million minutes of return traffic, which accounted for 1.3% of the Company's consolidated revenues.

  In addition, the Company currently has interconnection agreements with established long distance providers in Denmark, Finland, the Netherlands, Norway, Sweden, Switzerland, the U.S. and the U.K. and is in the process of negotiating additional interconnection agreements with carriers in France, Germany, Italy, Belgium, Austria and Spain. Under its interconnection agreements, FCI typically terminates in-bound traffic to the foreign carrier through designated interconnection points at negotiated rates. The interconnection agreement also provides the Company with a domestic access code, which can be used to originate traffic within the country. The foreign carrier as part of the interconnection agreement delivers originated traffic to the Company's international gateway switch.

  The Company has made since its inception, and expects to continue to make, significant investments to expand its network. Increased capital expenditures in the future can be expected to affect the Company's operating results due to increased depreciation charges and interest expense in connection with borrowings to fund such expenditures.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data and related percentage of revenues:

                                                                  Fiscal Year Ended September 30,
                                               -----------------------------------------------------------------
                                                          1998                  1997                  1996
                                               -----------------------------------------------------------------
                                                      $           %          $          %         $          %
                                               -----------------------------------------------------------------
Revenues.......................................    $184,246     100.0%   $ 70,187     100.0%   $11,891     100.0%
Cost of revenues...............................     178,952      97.1      65,718      93.6     12,742     107.2
                                                   --------    ------    --------    ------    -------    ------
Gross (deficit) margin.........................       5,294       2.9       4,469       6.4       (851)     (7.2)
                                                   --------    ------    --------    ------    -------    ------
Operating Expenses:
    Selling, general and administrative
      (including related party)................      34,347      18.6      13,511      19.3      7,582      63.8
    Stock-based compensation expense...........       6,017       3.3          --        --         --        --
    Depreciation and amortization..............       8,816       4.8       2,318       3.3      1,143       9.6
                                                   --------    ------    --------    ------    -------    ------
         Total operating expenses..............      49,180      26.7      15,829      22.6      8,725      73.4
                                                   --------    ------    --------    ------    -------    ------
Operating loss.................................     (43,886)    (23.8)    (11,360)    (16.2)    (9,576)    (80.6)
                                                   --------    ------    --------    ------    -------    ------
Other income (expense):
    Interest expense (including related party).     (22,612)    (12.3)     (1,336)     (1.9)      (312)     (2.6)
    Interest income............................       8,152       4.4          --        --         --        --
    Gain on settlement agreement...............         791       0.5          --        --         --        --
    Foreign exchange (loss) gain...............        (391)     (0.2)     (1,335)     (1.9)       226       1.9
                                                   --------    ------    --------    ------    -------    ------
         Total other income (expense)..........     (14,060)     (7.6)     (2,671)     (3.8)       (86)     (0.7)
                                                   --------    ------    --------    ------    -------    ------
Loss before income taxes.......................     (57,946)    (31.4)    (14,031)    (20.0)    (9,662)    (81.3)
Income tax benefit.............................      11,351       6.1          --        --         --        --
                                                   --------    ------    --------    ------    -------    ------
Net loss.......................................    $(46,595)    (25.3)%  $(14,031)    (20.0)%  $(9,662)    (81.3)%
                                                   ========    ======    ========    ======    =======    ======

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998, AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

  Revenues increased by $114.1 million to $184.2 million for the fiscal year ended September 30, 1998, from $70.2 million for the fiscal year ended September 30, 1997. The growth in revenue resulted primarily from an increase in billed customer minutes of use resulting from an increase in wholesale customers in the U.S. and Europe and an increase in retail customers in Sweden, Denmark and Finland, as well as usage increases from existing wholesale customers. Offsetting the growth in revenue during this period was a decrease in the price per billed minute to $0.225 for the fiscal year ended September 30, 1998, from $0.278 for the fiscal year ended September 30, 1997, as a result of increased on-net traffic and competition. For the fiscal year ended September 30, 1998, U.S. revenues totaled $116.4 million or 63.2% of the Company's consolidated revenues and European revenues totaled $67.8 million, or 36.8% of consolidated revenues. Billed minutes of use increased by 568.1 million, to 820.3 million minutes of use for the fiscal year ended September 30, 1998, from 252.3 million minutes of use for the fiscal year ended September 30, 1997.

  Wholesale customers increased by 86 or 162.3%, to 139 wholesale customers at September 30, 1998, from 53 at September 30, 1997. As of September 30, 1998 retail customers in Sweden, Denmark and Finland total approximately 43,300.

  Cost of revenues increased by $113.3 million, to $179.0 million for the fiscal year ended September 30, 1998, from $65.7 million for the fiscal year ended September 30, 1997. As a percentage of revenues, cost of revenues increased to 97.1% for the fiscal year ended September 30, 1998, from 93.6% for the fiscal year ended September 30, 1997, primarily as a result of increased fixed costs associated with expanding inter-switch fiber capacity within the U.S. and Europe. Cost of revenues as a percentage of revenues is expected to decrease as a result of improved efficiencies of network fiber facilities due to higher traffic volumes as well as from an anticipated increases in the percentage of on-net traffic.

  Gross margin increased by $825,000 to $5.3 million for the fiscal year ended September 30, 1998, from $4.5 million for the fiscal year ended September 30, 1997. As a percentage of revenues, gross margin decreased to 2.9% for the fiscal year ended September 30, 1998, from 6.4% for the fiscal year ended September 30, 1997.

  Selling, general and administrative expenses increased by $26.9 million to $40.4 million for the fiscal year ended September 30, 1998, from $13.5 million for the fiscal year ended September 30, 1997, primarily as a result of the Company's increased sales, an increase in customer service, billing, collections and accounting staff required to support revenue growth, and approximately $6.0 million of expenses related to stock-based compensation arrangements. As a percentage of revenues, selling, general and administrative expenses increased to 21.9% for the fiscal year ended September 30, 1998, from 19.3% for the fiscal year ended September 30, 1997. Bad debt expense was $3.8 million, or 2.0% of revenues for the fiscal year ended September 30, 1998 compared with $1.3 million, or 1.8% of revenues for the fiscal year ended September 30, 1997, as a result of increased revenue and new customers. Although selling, general and administrative expenses are expected to increase on an absolute basis in order to support expansion of the Company's operations, the Company expects that selling, general and administrative expenses as a percentage of revenues will decrease over time.

  Depreciation and amortization increased by $6.5 million to $8.8 million for the fiscal year ended September 30, 1998, from $2.3 million for the fiscal year ended September 30, 1997, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

  Interest expense increased by $21.3 million to $22.6 million for the fiscal year ended September 30, 1998, from $1.3 million for the fiscal year ended September 30, 1997, primarily due to the offering of the Senior Notes.

  Interest income for the fiscal year ended September 30, 1998, was $8.2 million and related principally to interest on proceeds from the Senior Notes offering, which were invested in marketable securities and cash and cash equivalents.

  Foreign exchange loss decreased by $944,000 to $391,000 for the fiscal year ended September 30, 1998, from $1.3 million for the fiscal year ended September 30, 1997.

  Income tax benefit of $11.4 million was recorded for the fiscal year ended September 30, 1998 related mainly to a tax benefit of $12.1 million utilized by AHI, a $393,000 tax charge related to the change in tax status as a result of the reorganization on December 22, 1997 and approximately $302,000 tax charge for taxes in Finland.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997, AS COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

  Revenues increased by $58.3 million to $70.2 million in the fiscal year ended September 30, 1997, from $11.9 million in the fiscal year ended September 30, 1996. The growth in revenue resulted primarily from an increase in billed customer minutes of use resulting from an increased number of wholesale customers in the U.S., the U.K. and Scandinavia and an increased number of retail customers in Sweden, as well as usage increases from existing wholesale customers. Offsetting the growth in revenue during this period was a decrease in the price per billed minute of 3.5%, to $0.278 for the fiscal year ended September 30, 1997 from $0.288 for the fiscal year ended September 30, 1996, as a result of increased competition. In the fiscal year ended September 30, 1997, U.S. revenues totaled $53.7 million, or 76.5% of the Company's consolidated revenues, Swedish revenues totaled $15.5 million, or 22.1% of consolidated revenues and U.K. revenues totaled $1.0 million, or 1.4% of consolidated revenues.

  Wholesale customers increased by 36, or 211.8%, to 53 wholesale customers at September 30, 1997, from 17 at September 30, 1996. Retail customers in Sweden increased by 10,750, to 12,365 retail customers at September 30, 1997, from 1,615 at September 30, 1996. Billed minutes of use increased by 211.0 million, to 252.3 million minutes of use in the fiscal year ended September 30, 1997, from 41.3 million minutes of use in the fiscal year ended September 30, 1996.

  Cost of revenues increased by $53.0 million, to $65.7 million in the fiscal year ended September 30, 1997, from $12.7 million in the fiscal year ended September 30, 1996. As a percentage of revenues, cost of revenues declined to 93.6% in the fiscal year ended September 30, 1997, from 107.2% in the fiscal year ended September 30, 1996, primarily as a result of increased minutes of use on the Company's network, improved efficiencies of network facilities due to higher traffic volumes and reductions in rates charged by the Company's carrier suppliers. Cost of revenues as a percentage of revenues is expected to continue to decrease as a result of higher traffic volumes, which are expected to result in volume discounts for off-net traffic, as well as from an anticipated increase in the percentage of on-net traffic.

  Gross margin increased to $4.5 million in the fiscal year ended September 30, 1997, from ($851,000) in the fiscal year ended September 30, 1996. As a percentage of revenues, gross margin increased to 6.4% in the fiscal year ended September 30, 1997, from (7.2%) in the fiscal year ended September 30, 1996.

  Selling, general and administrative expenses increased by $5.9 million to $13.5 million in the fiscal year ended September 30, 1997, from $7.6 million in the fiscal year ended September 30, 1996, primarily as a result of the Company's increased sales, and an increase in customer service, billing, collections and accounting staff required to support revenue growth. Staff levels grew by 30, or 47.6%, to 93 employees at September 30, 1997, from 63 employees at September 30, 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 19.3% in the fiscal year ended September 30, 1997, from 63.8% in the fiscal year ended September 30, 1996, as a result of improved efficiencies. Bad debt expense was $1.3 million for the fiscal year ended September 30, 1997, or 1.8% of revenues.

  Depreciation and amortization expenses increased by $1.2 million to $2.3 million in the fiscal year ended September 30, 1997, from $1.1 million in the fiscal year ended September 30, 1996, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

  Interest expense, net increased by $1.0 million to $1.3 million in the fiscal year ended September 30, 1997, from $312,000 in the fiscal year ended September 30, 1996, primarily due to increased levels of vendor financing and loans from AIT.

  Foreign exchange gain (loss) decreased by $1.5 million to ($1.3) million in the fiscal year ended September 30, 1997, from $226,000 in the fiscal year ended September 30, 1996.

  Income taxes were $0 for both years, as all net operating losses from foreign subsidiaries were fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has incurred significant operating losses and negative cash flows as a result of the development and operation of its network, including the acquisition and maintenance of switches and fiber optic capacity. The Company has financed its growth primarily through equity, a credit facility provided by AIT, credit facilities with two equipment vendors, capital lease financing and the proceeds from the $300 million offering of Senior Notes.

  Net cash provided by (used in) operating activities was $(36.1) million for the fiscal year ended September 30, 1998 due principally to a net loss of $46.6 million offset in part by depreciation and amortization expense of $8.8 million.

  Net cash provided by (used in) investing activities was $(184.7) million for the fiscal year ended September 30, 1998. Net cash utilized by investing activities in this period resulted from an increase in capital expenditures to expand the Company's network, acquisition of FCI-Finland and the purchase of marketable securities.

  Net cash provided by (used in) financing activities was $285.2 million for the fiscal year ended September 30, 1998. Net cash provided by financing activities for the fiscal year ended September 30, 1998 resulted from the $13.8 million equity investment by AIT and the issuance of $300 million of Senior Notes partially offset by payments on existing long-term debt and capital leases.

  Non-cash financing activities for the fiscal year ended September 30, 1998 resulted from the financing of network equipment provided by NTFC Capital Corp. ("NTFC") and Ericsson I.F.S., and financing of fiber circuits provided by Teleglobe Cantat-3 Inc. and Telecom A/S (collectively "Globesystems").

  The Company's business strategy contemplates aggregate capital expenditures of approximately $100 million through September 30, 1999. Such capital expenditures are expected to be used primarily for international gateway switches, PoPs, transmission equipment, undersea and international fiber circuits for new and existing routes and other support systems. In May 1998, the Company entered into a Memorandum of Understanding with Qwest. The agreement provides Qwest with international direct dial termination service to various destinations and provides the Company an IRU for domestic and international fiber optic capacity. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million over a three-year period. Deliveries of the capacity under this agreement are expected by March 31, 1999.

  In addition, the Company has entered into two agreements that provide the Company with IRU's for international fiber optic capacity for Europe and the Pacific Rim. Deliveries of the capacity under the agreements are expected prior to November 1999. The IRU's are for ten to fifteen years, for which the Company has agreed to pay approximately $41.6 million through September 30, 2002, of which $2.5 million has already been paid as a deposit and an additional $24.1 million is expected to be paid in the fiscal year ended September 30, 1999.

  Subsequent to September 30, 1998, the Company agreed to acquire additional capacity in Europe and Scandinavia for $8.6 million. Deliveries and payment of the capacity under these agreements are expected by September 30, 1999. During Fiscal 1999, the Company also plans to install five additional switches in Switzerland, Austria, Spain, Belgium and Italy.

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

  FCI used approximately $86.5 million of the proceeds from the offering of the Senior Notes to purchase a portfolio of Pledged Securities (as defined in the Indenture) consisting of U.S. Government Obligations (as defined in the Indenture), which are pledged as security and restricted for the first six scheduled interest payments on the Senior Notes. During July 1998, approximately $14.5 million of those Pledged Securities were used to pay the first schedule interest payment. In addition, approximately $16.9 million of existing indebtedness was paid off with the proceeds from the offering of the Senior Notes.

  In June 1998, 100% of the Senior Notes were exchanged for registered Senior Notes pursuant to an exchange offer registration statement. The registered Senior Notes have the same terms and conditions as the unregistered Senior Notes, other than restrictions of transferability.

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

  The Company believes that the net proceeds from the offering of the Senior Notes, together with cash provided by operating activities and vendor financing, will provide the Company with sufficient capital to fund planned capital expenditures and anticipated losses and to make interest payments on the Senior Notes through at least September 30, 1999. There can be no assurance, however, that the Company will achieve or, if achieved, will sustain profitability or positive cash flow from operating activities in the future.

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

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year, resulting in date-sensitive software having the potential, among other things, to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities, which could have material adverse operational and financial consequences. Currently, the Company believes that a disruption in the operation of its networks, billing system and financial and accounting systems and/or an inability to access interconnections with other telecommunications carriers, are the major risks associated with the inability of systems and software to process Year 2000 data correctly. If the systems of other companies on whose services the Company depends, including AHI, or with whom the Company's systems interface are not Year 2000 compliant, there could be a material adverse effect on the Company's business, financial condition and results of operation.

STATE OF READINESS

  FCI, in conjunction with AHI, formed a task team in February 1998. The task team's program comprises three phases: (i) assessment of Year 2000 compliance of FCI's equipment, software and systems, (ii) a detailed inventory of these items and (iii) building and implementing a workplan, which includes assessing the cost in dollars and the necessary the manpower, upgrading or replacing the item, and scheduling the date of compliance. The Company has completed the first two phases and expects the majority of phase three to be completed by June 30, 1999 with remaining items completed by September 30, 1999. Included in the task team's assessment is a review of the Year 2000 compliance efforts of FCI's key suppliers. Below is a more detailed breakdown of our efforts to date:

  INTERNAL ISSUES

  Network elements--The Company's main concern is the switching equipment and peripherals, and other vendor components that are time sensitive. The Company is upgrading all of its networks with the compliant software and expects to have this completed by the end of December 1998, except for one switch in Finland, for which the vendor is currently producing a Year 2000 compliance plan. In addition, the Company expects to complete the software upgrade for its Passport equipment by the end of December 1998. Passport equipment allows the Company to compress the traffic, which allows more traffic to be carried over a single fiber optic cable. With regards to the transmission equipment, the Company's equipment is currently Year 2000 "Friendly", which means the manufacturer has represented that the releases will not experience any service-affecting issues upon rollover into the new millennium. Some problems could be experienced, which the Company expects can be resolved with workarounds. There can be no assurance that such workarounds will be successful. The Company expects Year 2000 compliant software releases to be released and installed by the end of September 1999; however, the development and release of such software is not within the control of the Company.

  Billing System and the Accounting System--The Company's billing system was developed by AHI's programmers and operates on the AS400. The Company believes that the billing system and the AS400 are Year 2000 compliant. However, the production of accurate and timely customer invoices depends upon the generation of accurate and timely underlying data by the Company's switches; while the switch manufacturers have represented that these switches are Year 2000 compliant, there can be no assurance that such billing problems will not occur. The Company is in the process of converting its accounting system. The manufacturer has represented that this system is Year 2000 compliant and its implementation is expected to be completed by June 30, 1999.

  Information Systems--The Company's upgrade of its information systems is in progress. All of the Company's hardware equipment, including the equipment it relies upon at AHI, is Year 2000 compliant. With regards to software, three main softwares are not Year 2000 compliant. Two of them have free patches that can be downloaded and the third will be upgraded to the latest version. The Company has approximately 150 workstations and laptops that will need these software upgrades. Each upgrade is expected to take approximately 20 to 30 minutes and will be performed by the Company's MIS team. The cost is expected to be immaterial.

  THIRD PARTY ISSUES

  Vendor Issues--In general, FCI's product vendors have made available either Year 2000 compliant versions of their offerings or new compliant products as replacements of discontinued offerings. In most cases, representations herein as to the degree of compliance of the product in question are based on vendor-provided information, which remains subject to FCI's testing and verification activities. The Company is in the process of requesting information from utilities and similar service providers.

  Customer Issues--FCI's customers are interested in the progress of FCI's Year 2000 efforts, and FCI anticipates increased demand for information, including detailed testing data and company-specific responses. When requested by customers, the Company provides Year 2000 compliance information. At this time, the Company has not performed an analysis of its potential liability to customers in the event of Year 2000 related problems.

  Interconnecting Carriers--FCI's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse effect from a Year 2000 problem, our customers could experience impairment of services. In addition, since many of these interconnecting carriers are also our customers, a Year 2000 problem by one of these customers could lead to a loss of revenue, due to its inability to send traffic on our network. The Company is in the process of sending correspondence to its major interconnecting carriers to determine the status of their Year 2000 compliance review.

COSTS

  Although total costs to implement the plan cannot be precisely estimated, the Company had not incurred costs to date in excess of those normally associated with business planning and implementation. The Company anticipates that future costs will not be material, in as much as the Company began to acquire products after the Year 2000 issue was identified and manufacturers had begun to remediate the problem. However, there can be no assurance that material costs will not be incurred. The Company cannot estimate the future cost related to the interoperability of third party products. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles.

RISKS

  The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of our normal business functions or operations, which could have a material adverse effect on the Company's business, financial condition and results of operation. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond our control, including, for example, the Year 2000 readiness of our suppliers, customers and interconnecting carriers, we are unable to determine at this time the likelihood of a material impact on the Company's business, financial condition and results of operation, due to such Year 2000 issues. However, based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company to (i) provide telecommunications services to the Company's customers, (ii) route and deliver telephone calls originating from or terminating with other telecommunications carriers, and (iii) timely and accurately bill its customers. In addition to lost earnings, these failures could result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with Year 2000 litigation, stabilization of operations and executing mitigation and contingency plans. While the Company believes that it is taking appropriate measures to mitigate these risks, there can be no assurance that such measures will be successful.

CONTINGENCY PLAN

  At this time, the Company does not have a contingency plan, but is in the process of developing a plan. This plan is expected to be completed by June 30, 1999.


Item 7A: Quantitative and Qualitative Disclosures about Market Risk

  Although the Company's reporting currency is the U.S. dollar, the Company expects to derive an increasing percentage of its revenues from international operations. Accordingly, changes in currency exchange rates may have a significant effect on the Company's results of operations. For example, the accounting rate under operating agreements is often defined in monetary units other than U.S. dollars, such as "special drawing rights" or "SDRs." To the extent that the U.S. dollar declines relative to units such as SDRs, the dollar equivalent accounting rate would increase. In addition, as the Company expands into foreign markets, its exposure to foreign currency rate fluctuations is expected to increase. Although the Company does not currently engage in exchange rate hedging strategies, it may choose to limit such exposure by purchasing forward foreign exchange contracts or other similar hedging strategies. The Company's board of directors (the "Board of Directors") periodically reviews and approves the overall interest rate and foreign exchange risk management policy and transaction authority limits. Specific hedging contracts, if any, will be subject to approval by certain specified officers of FCI acting within the Board of Directors' overall policies and limits. The Company intends to limit its hedging activities to the extent of its foreign currency exposure. There can be no assurance that any currency hedging strategy would be successful in avoiding currency exchange-related losses.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements, together with related notes and the report of Deloitte & Touche LLP, the Company's independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For purposes of this item, unless the context otherwise requires, (i) references to offices held by certain individuals with the Company prior to December 1997 reflect officer positions held by those individuals with FaciliCom International, L.L.C. ("FCI LLC") prior to the recapitalization and (ii) references to directorships held by certain individuals with the Company prior to December 1997 reflect positions held by those individuals as members of the management committee of FCI LLC prior to the recapitalization.

OFFICERS AND DIRECTORS

  The officers and directors of the Company, and their ages as of September 30, 1998, are as follows:

  Name                             Age      POSITION
  ----                            -----     --------
  Walter J. Burmeister.........    59       Chief Executive Officer, President, Director
  Anand Kumar..................    55       Executive Vice President--Business Development
  Jeffrey J. Guzy..............    47       Executive Vice President--Marketing, Sales &
                                            Product Development
  Juan Carlos Valls............    44       Executive Vice President--Business Development
  Christopher S. King..........    37       Vice President--Finance and Administration, Chief Financial Officer
  Donald Dodd..................    65       Managing Director--Operations & Engineering
  Kirby J. Campbell............    51       Treasurer, Vice President, Director
  Dru A. Sedwick...............    34       Secretary, Vice President, Director
  Bryan Cipoletti..............    38       Director
  Robert L. Reed...............    47       Director
  Jay L. Sedwick...............    63       Director
  William C. Stewart...........    58       Director

  WALTER J. BURMEISTER is a co-founder of the Company and has served as its Chief Executive Officer, President, and as a Director of the Company since its inception in May 1995. Prior to co-founding the Company, Mr. Burmeister founded Telecommunications Management Group, Inc. ("TMG"), a telecommunications consulting firm, and has served as its Chairman from 1992 to present. Prior to founding TMG, Mr. Burmeister served as Vice President and Chief Financial Officer of Bell Atlantic International from 1989 to 1992. In these positions, Mr. Burmeister was responsible for overseeing business development in Central and South America, the Middle East and Africa, as well as managing that company's financial affairs. During his 31 years with Bell Atlantic, Mr. Burmeister served as Vice President of Bell of Pennsylvania and Diamond State Telephone sales organization and headed the C&P Telephone Operations Staff. Mr. Burmeister has served as a director of Skysat Communications Network Corp. since 1992.

  ANAND KUMAR is a co-founder of the Company and has served as its Executive Vice President--Business Development since its inception in May 1995. Prior to co-founding the Company, Mr. Kumar founded and served as President of Communications Strategy Group, a technology consulting firm, from 1980 to 1996. Mr. Kumar was founder and, from 1986 to 1992, President of Washington International Teleport ("WIT"), a privately held transport facility with more than 25 earth stations. Prior to founding WIT, Mr. Kumar served in various positions with GTE and AT&T.

  JEFFREY J. GUZY is a co-founder of the Company and has served as its Executive Vice President-- Marketing, Sales of Product Development since its inception in May 1995. Prior to co-founding the Company, Mr. Guzy served as Vice President of Business Development at Interferometrics from 1993 to 1995, a scientific organization dedicated to low earth orbit satellite technology. Mr. Guzy served as Director of Information Services at Bell Atlantic from 1991 to 1993. Before joining Bell Atlantic, Mr. Guzy served as Marketing Director at Sprint International from 1989 to 1991 and as a Vice President at Overseas Telecommunications Inc., an international private line carrier, from 1983 to 1989.

  JUAN CARLOS VALLS has served as the Company's Executive Vice President-- Business Development since January 1998. Prior to joining the Company, Mr. Valls co-founded TMG and has served as its President from 1992 to present. Prior to founding TMG, Mr. Valls served as Director of Business Development for Bell Atlantic International and held various positions with Bell Atlantic.

  CHRISTOPHER S. KING has served as the Company's Vice President--Finance and Administration and Chief Financial Officer since July 1996. Prior to joining the Company, Mr. King was employed by Bell Atlantic from 1987 to 1996 where he served in a variety of management positions in corporate finance, business planning, marketing and new product development. In his last position at Bell Atlantic, Mr. King served as Director of Public Calling Services and Director of Video Services. Before joining Bell Atlantic, Mr. King served as Assistant Comptroller for Creative Technologies Incorporated, a manufacturer of graphic arts and video presentation products.

  DONALD DODD has served as the Company's Managing Director--Operations and Engineering since April 1996. Prior to joining the Company, Mr. Dodd served as Senior Director of Marketing from 1994 to 1996 at Tekelec Incorporated, an equipment manufacturer. From 1992 to 1994, Mr. Dodd served as a consultant with TMG. Prior to that time, Mr. Dodd held a number of positions with Bell Atlantic and Northern Telecom, where he was General Manager of Operations for the eastern region from 1984 to 1992.

  KIRBY J. CAMPBELL has served as a Vice President, Treasurer and as Director of the Company since its inception in May 1995. Mr. Campbell has served since June 1997 as Chief Executive Officer of Armstrong Holdings, Inc., the Company's indirect majority stockholder and previously served as Executive Vice President of Armstrong Holdings, Inc. Mr. Campbell also holds various executive and board positions with Armstrong's affiliated companies.

  DRU A. SEDWICK has served as Vice President, Secretary and as a Director of the Company since its inception in May 1995. Mr. Sedwick has served since June 1997 as President of Armstrong Holdings, Inc., the Company's indirect majority stockholder, and previously served as Senior Vice President of Armstrong Holdings, Inc. Mr. Sedwick also holds various executive and board positions with Armstrong's affiliated companies.

  BRYAN CIPOLETTI has served as a Director of the Company since September 1997. Mr. Cipoletti has served as Vice President of Finance of Armstrong Holdings Inc., the Company's indirect majority stockholder, since 1993. Mr. Cipoletti also holds various executive and board positions with Armstrong's affiliated companies.

  ROBERT L. REED has served as a Director of the Company since its inception in May 1995. In 1987, Mr. Reed founded EPIC Capital Corp., an investment banking firm that specializes in the privately-held business market, and has served as its Chairman since that time.

  JAY L. SEDWICK has served as a Director of the Company since its inception in May 1995. Since 1992, Mr. Sedwick has served as the Chairman of the Board of Armstrong Holdings, Inc., the Company's indirect majority stockholder. Mr. Sedwick also serves as Chairman of many of Armstrong's affiliated companies and has served as a director of North Pittsburgh Systems, Inc. since 1980.

  WILLIAM C. STEWART has served as a Director of the Company since September 1997. Mr. Stewart has served as President and Chief Executive Officer of Armstrong Utilities, Inc., an affiliate of the Company's majority stockholder, since June 1997 and previously served as Executive Vice President and Chief Operating Officer of Armstrong Utilities, Inc. Mr. Stewart also holds various executive and board positions for Armstrong's affiliated companies.

  Members of the Company's Board of Directors hold office for the term for which they are elected. Currently, each director has been elected to serve until the next annual stockholders meeting or until his death, resignation or removal. Officers of the Company serve at the discretion of the Board of Directors.

  Jay L. Sedwick is a brother-in-law of William C. Stewart. Jay L. Sedwick is the father of Dru A. Sedwick. There are no other family relationships among any of the directors and executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain summary information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (collectively, the "Named Officers"), with respect to the fiscal year ended September 30, 1998.

SUMMARY COMPENSATION TABLE

                                                                                                             LONG-TERM
                                                                                                         COMPENSATION AWARDS
                                                                                                 -----------------------------------
                                                                                                                        SECURITIES
                                                                        ANNUAL COMPENSATION         RESTRICTED          UNDERLYING
                                                         FISCAL     --------------------------     STOCK AWARDS        OPTIONS/SARS
NAME OF INDIVIDUAL AND PRINCIPAL POSITION                 YEAR         Salary ($)     Bonus ($)       ($)(1)               (#)
-----------------------------------------               --------    --------------   ---------   ----------------     -------------
Walter J. Burmeister................................      1998      $     187,500     $54,000            --                2,502
   Chief Executive Officer, President                     1997           $191,857 (2)  54,000      $949,981 (3)(7)            --

Anand Kumar.........................................      1998            147,000      19,698            --                1,330
   Executive Vice President--Business Development         1997            139,539      52,628       237,495 (4)(7)            --

Jeffrey J. Guzy......................................     1998            133,700      39,300            --                1,045
   Executive Vice President--Marketing,                   1997            100,154      66,845       189,996 (5)(7)            --
   Sales & Product Development

Christopher S. King..................................     1998            120,000      33,319            --                  570
   Vice President--Finance and Administration,            1997             96,962      41,836        90,060 (6)(7)            --
   Chief Financial Officer

Juan Carlos Valls/(8)/...............................     1998            110,250      23,520            --                   --
   Executive Vice President--Business Development         1997                N/A         N/A           N/A                  N/A

___________
(1) For accounting purposes, the Company recognizes expense under the Phantom Stock Plan over the employee's respective service period. The fair market value of the phantom units granted pursuant to FCI LLC's Amended and Restated Performance Unit Plan (the "Performance Unit Plan") and Phantom Shares granted pursuant to the Phantom Stock Plan was determined, in each case at the time of grant, by the Board of Directors. The fair market value for Phantom Shares granted for the fiscal year ended September 30, 1997, and the value of Phantom Shares at that date, was based on a value of $500 per share, as determined by the Board of Directors. The Board's determination of such fair market value was based primarily on the Company's operating results for the quarter ended September 30, 1997, using a multiple of revenues for such quarter that the Board believed to be consistent with companies whose business and financial position were similar to those of the Company. This valuation was further supported by a valuation that was determined by arms'-length negotiation between the Company and an unaffiliated third party in connection with a proposed private equity investment by such party in November 1997. The transaction was not consummated for reasons unrelated to the valuation of the Company. Effective March 31, 1998, the Phantom Shares previously granted were converted to options under the Company's 1998 Stock Option Plan, as defined below.
(2) Mr. Burmeister owns 50% of the equity interests in TMG, an international telecommunications consulting company which provides consulting services to the Company. For the fiscal year ended September 30, 1998 and 1997, the Company paid fees totaling $60,000 and $85,097 to TMG. Mr. Burmeister's salary for the fiscal year ended September 30, 1998 and 1997, includes $30,000 and $42,549, reflecting Mr. Burmeister's 50% interest in such fees.

(3) Represents the fair market value of 190,000 phantom units granted pursuant to the Performance Unit Plan in the fiscal year ended September 30, 1997, at an exercise price of $.01 per phantom unit, which units were exchanged for 1,900 Phantom Shares under the Phantom Stock Plan. All 1,900 Phantom Shares vested immediately. No prior grants of Phantom Shares were received by him.
(4) Represents the fair market value of 47,500 phantom units granted pursuant to the Performance Unit Plan in the fiscal year ended September 30, 1997 at an exercise price of $.01 per phantom unit, which units were exchanged for 475 Phantom Shares under the Phantom Stock Plan. Of the 475 Phantom Shares granted in the fiscal year ended September 30, 1997, 50% vest one year after the date of grant and the remaining 50% vest two years after the date of grant. Together with prior grants of Phantom Shares received by him, Mr. Kumar's aggregate holdings are 1,330 Phantom Shares with an aggregate dollar value of $664,987, of which 617.5 Phantom Shares had vested as of September 30, 1997.
(5) Represents the fair market value of 38,000 phantom units granted pursuant to the Performance Unit Plan in the fiscal year ended September 30, 1997 at an exercise price of $.01 per phantom unit, which units were exchanged for 380 Phantom Shares under the Phantom Stock Plan. Of the 380 Phantom Shares granted in the fiscal year ended September 30, 1997, 50% vest one year after the date of grant and the remaining 50% vest two years after the date of grant. Together with prior grants of Phantom Shares received by him, Mr. Guzy's aggregate holdings are 1,045 Phantom Shares with an aggregate dollar value of $522,489, of which 475 Phantom Shares had vested as of September 30, 1998.
(6) Represents the fair market value of 38,000 phantom units granted pursuant to the Performance Unit Plan in the fiscal year ended September 30, 1997 at an exercise price of $2.63 per phantom unit, which units were exchanged for 380 Phantom Shares under the Phantom Stock Plan. Of the 380 Phantom Shares granted in the fiscal year ended September 30, 1997, 50% vest one year after the date of grant and the remaining 50% vest two years after the date of grant. Together with prior grants of Phantom Shares received by him, Mr. King's aggregate holdings are 570 Phantom Shares with an aggregate dollar value of $135,090, of which 190 Phantom Shares had vested as of September 30, 1997.
(7)  No dividends will be paid on the Phantom Shares.
(8) Mr. Valls was hired on January 1, 1998. The compensation set forth reflects the amounts earned from such date until September 30, 1998.

STOCK OPTIONS

  The following table sets forth certain information regarding options for the purchase of Common Stock that were awarded to the Named Officers with respect to the fiscal year ended September 30, 1998.

OPTION GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                                                       PERCENT OF
                                                        NUMBER OF        TOTAL
                                                       SECURITIES     OPTIONS/SARs      EXERCISE
                                                       UNDERLYING      GRANTED TO       OF BASE                   GRANT DATE
                                                      OPTIONS/SARs    EMPLOYEES IN       PRICE      EXPIRATION     PRESENT
NAME OF INDIVIDUAL AND PRINCIPAL POSITION               GRANTED (#)    FISCAL YEAR      ($/SH)         DATE        VALUE ($)
-------------------------------------------------    --------------  ---------------   ----------   ----------   -------------
Walter J. Burmeister...............................        2,502          30.8%           1.00        3/31/08      $1,601,280
   Chief Executive Officer, President

Anand Kumar........................................        1,330           16.4           1.00        3/31/08         851,200
   Executive Vice President--Business Development

Jeffrey J. Guzy....................................        1,045           12.9           1.00        3/31/08         668,800
   Executive Vice President--Marketing,
   Sales & Product Development

Christopher S. King................................          570            7.0         263.00        3/31/08         241,110
   Vice President--Finance and Administration,
   Chief Financial Officer

Juan Carlos Valls..................................           --             --             --            --              --
   Executive Vice President--Business Development

The following table sets forth certain information concerning the number and value of unexercised options at fiscal year end. There were no options exercised by any of the Named Officers during the fiscal year ended September 30, 1998.

FISCAL YEAR END OPTION VALUES

                                                       NUMBER OF SECURITIES        VALUE OF
                                                           UNDERLYING             UNEXERCISED IN
                                                      UNEXERCISED OPTIONS     THE MONEY OPTIONS
                                                       AT FISCAL YEAR END       AT FISCAL YEAR
                                                          (EXERCISABLE/       END (EXERCISABLE/
NAME OF INDIVIDUAL AND PRINCIPAL POSITION              UNEXERCISABLE) (#)     UNEXERCISABLE) ($)
-----------------------------------------              -------------------    ------------------
Walter J. Burmeister...............................          2,502/0           $2,374,398/0
   Chief Executive Officer, President

Anand Kumar........................................         1,093/237           1,037,257/224,913
   Executive Vice President--Business Development

Jeffrey J. Guzy....................................           855/190             811,395/180,310
   Executive Vice President--Marketing,
   Sales & Product Development

Christopher S. King................................           380/190             261,060/130,530
   Vice President--Finance and Administration,
   Chief Financial Officer

Juan Carlos Valls..................................                --                         --
   Executive Vice President--Business Development

MANAGEMENT RELATIONSHIP WITH ARMSTRONG

  Kirby J. Campbell and Dru A. Sedwick devote approximately 10% of their working time to activities related to the Company. Other than the Company, Armstrong owns several businesses, including six independent local telephone companies. These local telephone companies provide primarily local exchange services and long distance access to residential and business customers in defined service areas. The activities of these independent local telephone companies are neither competitive with, nor complementary to, the activities of the Company. The Company believes that this avoids any potential conflicts of interest.

MANAGEMENT RELATIONSHIP WITH TELECOMMUNICATIONS MANAGEMENT GROUP

  TMG, co-founded by Messrs. Burmeister and Valls, provides international telecommunications consulting services. TMG has provided consulting services to the Company since the Company's inception in May 1995, principally with respect to business development opportunities in Latin America. Since the Company's inception, Mr. Burmeister has devoted less than 5% of his working time to performing services for TMG. Prior to January 1, 1998, at which time he was hired as an executive officer of the Company, Mr. Valls devoted all of his working time to performing services for TMG. Since January 1, 1998, Mr. Valls has devoted less than 5% of his working time to performing services for TMG. To avoid possible conflicts of interest, TMG has refused several requests from competitors of the Company to provide consulting services for such competitors. The majority of TMG's revenues are generated from providing consulting services to governmental entities in Latin America and the Middle East as well as to non-governmental organizations worldwide. Although Messrs. Burmeister and Valls could be subject to conflicts of interest in the future, TMG intends to continue to decline requests for consulting services from the Company's direct competitors. See "Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  FCI's Board of Directors had a compensation committee in the fiscal year ended September 30, 1998 comprising Messrs. Campbell, Reed and Dru Sedwick. Messrs. Campbell and Dru Sedwick are executive officers of the Company. The compensation committee is responsible for reviewing executive officer compensation matters, including Mr. Burmeister's compensation. Other than members of the compensation committee, no other directors, officers or employees of the Company performed functions equivalent to those discharged by a compensation committee during fiscal year 1998. Messrs. Campbell, Reed and Dru Sedwick received options to purchase a total of 2,041 shares of the Company's Common Stock in the fiscal year ended September 30, 1998. During fiscal year 1998, Messrs. Campbell, Dru Sedwick, Jay Sedwick, Cipoletti and Stewart, directors of the Company, served on the board of directors and as executive officers of various Armstrong entities.

DIRECTOR COMPENSATION

  Members of the Company's Board of Directors do not receive any cash compensation for their participation at meetings of the Board of Directors or any committee thereof. Directors are not currently reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors or any committee thereof. During the fiscal year ended September 30, 1998, options to purchase a total of 2,743 shares of the Company's Common Stock were granted to members of the Company's Board of Directors, excluding Mr. Burmeister. All of such options vest immediately, have an exercise price of $1.00 per share and expire on March 31, 2008.

PHANTOM STOCK PLAN

  The Board of Directors adopted the Phantom Stock Plan on December 22, 1997. The Phantom Stock Plan provides for the grant of phantom stock rights ("Phantom Shares") to certain directors, officers and key employees of the Company and its subsidiaries. Each Phantom Share entitles the holder thereof (the "participant") to receive a cash payment upon the occurrence of (i) the retirement of the participant from the Company or a subsidiary if the participant is over 65 years old and has been continuously employed by the Company or a subsidiary for not fewer than ten years, (ii) the Company's written agreement that the termination of the participant's employment with the Company or a subsidiary will not result in such forfeiture or (iii) the death or total disability of the participant (the "Triggering Event") equal to the excess of the fair market value of the Phantom Share (as determined in good faith by the Board of Directors) less the value assigned to that Phantom Share on the date the Phantom Share is granted. The total number of Phantom Shares which may be granted pursuant to the Phantom Stock Plan is 6,175, subject to adjustments for stock splits and stock dividends. The plan is administered by persons who have been designated by the Board of Directors to serve as administrator (the "administrator"). The administrator is charged with determining, among other things, the eligibility of directors, officers and employees to receive Phantom Shares under the plan, how many Phantom Shares will be granted to directors, officers and employees, and the rules, regulations and procedures in connection with the operation of the plan.

  In determining the eligibility of a director, officer or employee to receive Phantom Shares, the administrator will consider the position and responsibilities of such director, officer or employee, the nature and value to the Company or a subsidiary of his or her services and accomplishments, his or her present and potential contribution to the success of the Company or its subsidiaries and such other factors as the administrator may deem relevant.

  Phantom Shares that have not vested may be forfeited upon the termination of the participant's employment for a reason other than a Triggering Event. In addition, the Board of Directors may terminate all rights in Phantom Shares held by a participant, whether or not they have vested, if the participant (i) actively competes with the Company or a subsidiary, (ii) is terminated from the Company or a subsidiary for the commission of any crime, (iii) is terminated from the Company or a subsidiary for cause or (iv) is terminated from the Company or a subsidiary for gross negligence or willful misconduct.

  Phantom Shares granted under the Phantom Stock Plan may not be transferred by a participant other than by operation of a will or by the laws of descent and distribution. Phantom Shares will immediately vest upon the occurrence of certain events, including a merger or consolidation in which the Company is not the surviving entity, the acquisition of 50% or more of the combined voting power of the Company (other than by AIT or FMG) or a transaction requiring stockholder approval involving the disposition of all or substantially all of the Company's assets.

STOCK OPTION PLANS

 1998 Stock Option Plan

  The Board of Directors adopted the FaciliCom International, Inc. 1998 Stock Option Plan ( the "1998 Stock Option Plan") on March 31, 1998. The 1998 Stock Option Plan provides for the grant of options to purchase shares of the Company's non-voting common stock to certain directors, officers, key employees and advisors of the Company and its subsidiaries. The purpose of the 1998 Stock Option Plan is to promote the growth and profitability of the Company by enabling it to attract and retain the best available personnel for positions of substantial responsibility, to provide directors, officers, key employees and advisors with an opportunity for investment in the Company's non-voting common stock and to give them an additional incentive to increase their efforts on behalf of the Company. The aggregate number of shares of Common Stock as to which options may be granted pursuant to the 1998 Stock Option Plan is 22,574, subject to adjustments for stock splits and stock dividends, and no option may be granted under the plan after March 31, 2008. The plan is administered by persons who have been designated by the Board of Directors to serve as administrator, consisting of one or more, but no more than three, members of the Board of Directors. The administrator is charged with, among other things, granting options and determining the purchase price of the shares of common stock covered by each option, determining the term of each option, determining the persons to whom (and the times at which) options are granted, and determining the number of shares of common stock to be covered by each option, interpreting the plan, determining the rules, regulations and procedures in connection with the operation of the plan, and determining the provisions of stock option agreements. In determining the eligibility of a director, officer or employee to receive options, the administrator will consider the position and responsibilities of such director, officer or employee, the nature and value to the Company or a subsidiary of his or her services and accomplishments, his or her present and potential contribution to the success of the Company or its subsidiaries and such other factors as the administrator may deem relevant.

  The exercise price for options is determined by the administrator in its discretion. The exercise price for options may be paid in full in cash, or in an combination of cash and installment payments, and/or in shares of common stock. Options immediately vest upon the occurrence of certain events, including a merger or consolidation in which the Company is not the surviving entity, the acquisition of 50% or more of the combined voting power of the Company (other than by AIT or FMG) or a transaction requiring stockholder approval involving the disposition of all or substantially all of the Company's assets. Options granted under the 1998 Stock Option Plan may not be transferred by an optionee other than by operation of a will or by the laws of descent and distribution.

  If the employment or status as an optionee director or officer terminates for any reason other than voluntary termination with the consent of the Company or subsidiary, retirement under any retirement plan of the Company or subsidiary, death or involuntary termination without cause, the rights of the optionee under any option shall terminate at the time of such termination. In addition, the administrator may terminate all rights in options held by an optionee, whether or not they have vested, if the optionee actively competes with the Company or subsidiary.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 15, 1998, by (i) each person known by the Company to beneficially own five percent or more of any class of the Company's capital stock, (ii) each director of the Company, (iii) each executive officer of the Company that is a Named Officer and (iv) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company.

                                                                  NUMBER OF SHARES
                                                                         OF            PERCENT AS OF
                                                                   COMMON STOCK         DECEMBER 15,
BENEFICIAL OWNER                                                 BENEFICIALLY OWNED       1998
--------------------------------------------------------------   ------------------    -------------
Armstrong International Telecommunications, Inc./(1)/.........              189,641           84.0%
Jay L. Sedwick/(2)/...........................................              189,641           84.0
Walter J. Burmeister/(3)/.....................................               38,602           16.9
Juan Carlos Valls/(4)/........................................               36,100           16.0
Robert L. Reed/(5)/...........................................               36,401           16.1
Anand Kumar/(6)/..............................................                1,093              *
Jeffrey J. Guzy/(7)/..........................................                  855              *
Christopher S. King/(8)/......................................                  380              *
Donald Dodd/(9)/..............................................                   33              *
Kirby J. Campbell/(10)/.......................................                  950              *
Bryan Cipoletti/(11)/.........................................                   33              *
Dru A. Sedwick/(12)/..........................................                  790              *
William C. Stewart............................................                   --             --
All directors and executive officers as a group (12 persons)..              232,678          100.0%

--------------
* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.
(1) The address for Armstrong International Telecommunications, Inc. is One Armstrong Place, Butler, PA 16001.
(2) Represents shares of common stock owned by AIT, a wholly owned subsidiary of Armstrong. Mr. J. Sedwick, a director of the Company, is the Chairman of the Board of, and controls, Armstrong. The address for Mr. J. Sedwick is One Armstrong Place, Butler, PA 16001.
(3) Represents 36,100 shares of common stock owned beneficially by Mr. Burmeister through FMG, in which Mr. Burmeister has a 33.3% ownership interest, and 2,502 shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998. Mr. Burmeister shares with Messrs. Valls and Reed voting and investment control with respect to 36,100 shares of common stock owned by FMG. The address for Mr. Burmeister is c/o FaciliCom International, 1401 New York Avenue, NW, Washington, D.C. 20005.
(4) Represents 36,100 shares of common stock owned beneficially by Mr. Valls through FMG, in which Mr. Valls has a 33.3% ownership interest. The address for Mr. Valls is c/o FaciliCom International, 1401 New York Avenue, NW, Washington, D.C. 20005. Mr. Valls shares with Messrs. Burmeister and Reed voting and investment control with respect to 36,100 shares of common stock owned by FMG.
(5) Represents 36,100 shares of common stock owned beneficially by Mr. Reed through FMG, in which Mr. Reed has a 33.3% ownership interest, and 301 shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998.. The address for Mr. Reed is c/o FaciliCom International, 1401 New York Avenue, NW, Washington, D.C. 20005. Mr. Reed shares with Messrs. Burmeister and Valls voting and investment control with respect to 36,100 shares of common stock owned by FMG.
(6) Represents shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998. The address for Mr. Kumar is c/o FaciliCom International, 1401 New York Avenue, NW, Washington, D.C. 20005.
(7) Represents shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998. The address for Mr. Guzy is c/o FaciliCom International, 1401 New York Avenue, NW, Washington, D.C. 20005.
(8) Represents shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998. The address for Mr. King is c/o FaciliCom International, 1401 New York Avenue, NW, Washington, D.C. 20005.
(9) Represents shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998. The address for Mr. Dodd is c/o FaciliCom International, 1401 New York Avenue, NW, Washington, D.C. 20005.
(10) Represents shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998. The address for Mr. Campbell is One Armstrong Place, Butler, PA 16001.
(11) Represents shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998. The address for Mr. Cipoletti is One Armstrong Place, Butler, PA 16001.
(12) Represents shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of December 15, 1998. The address for Mr. D. Sedwick is One Armstrong Place, Butler, PA 16001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH ARMSTRONG

  FCI LLC, the Company's predecessor, was formed as a Delaware limited liability company in May 1995 by AIT and FMG, with AIT and FMG contributing $180,000 and $60,000, respectively, in exchange for ownership interests of 75.0% and 25.0% in the Company, respectively. In July 1995, FCI LLC acquired 66.5% of FCI-Sweden, an established competitive carrier based in Sweden. In October 1997, FCI LLC acquired additional equity from a minority stockholder in FCI-Sweden, thereby increasing its total ownership interest in FCI-Sweden to approximately 98.9%.

  As the Company's majority stockholder, AIT has supplied substantially all of the Company's equity capital. In September 1996, AIT provided FCI LLC with the Additional Capital in the amount of $10.2 million for working capital purposes. As a result of the Additional Capital, AIT was entitled to a guaranteed return through September 30, 1997 for the use of the Additional Capital, pursuant to the terms of FCI LLC's limited liability company agreement. In November 1996, AIT provided FCI LLC the Convertible Debenture in the form of a $5.0 million convertible line of credit and a guaranteed $10.0 million letter of credit facility for the benefit of FCI LLC.

  In September 1997, AIT increased its equity ownership in the Company from 75.0% to 81.0% by converting into permanent equity (1) the Convertible Debenture (which, together with accrued interest, totaled $5.4 million) and (2) capital contributions of $10.9 million (representing the $10.2 million furnished by AIT in September 1996 plus a guaranteed return of $724,000 related thereto). Also in September 1997, AIT established a bridge loan for the benefit of the Company, pursuant to which AIT advanced funds to the Company for working capital purposes at a rate equal to the prime rate plus 1.0% per annum.

  In November 1997, the Company's stockholders, AIT and FMG, formed FaciliCom International, Inc. On December 22, 1997, as a result of the Reorganization, FCI LLC became a wholly owned subsidiary of the Company. Also, on December 22, 1997, AIT made the Equity Investment of $20.0 million by making a cash contribution of $13.7 million and a noncash contribution of $6.3 million in the form of cancellation of amounts outstanding under the bridge loan, thereby increasing AIT's equity ownership in the Company from 81.0% to 84.0%.

  On March 31, 1998, the Company granted options to purchase 3,401 shares of non-voting common stock to non-employee directors and advisors of the Company who are related to the non-employee directors. The options were granted at an exercise price of $1.00, and as a result, the Company recognized compensation cost of $2,112,640 during the year ended September 30, 1998.

  MIS Services Agreement. The Company has a contract with Armstrong pursuant to which Armstrong provides billing and MIS support services, including, but not limited to, call collection, processing, rating and reporting for the Company and its subsidiaries. Armstrong also provides the Company with access to experienced MIS professionals and programmers on an as-needed basis. The costs for such services are as follows: (i) professional services are billed at a rate of $65 per hour, (ii) call detail record (CDR) processing including data center management, operations and hardware services billed at a rate per minute of use dependent upon call volumes, (iii) AS/400 disk storage services are billed at a rate of $25 per gigabyte, (iv) software applications and direct hardware purchased by the Company are billed at actual cost and (v) telecommunications facilities are billed based on actual facilities used by the Company. Armstrong has reserved the right to increase the cost of its services upon thirty days' written notice. During the fiscal years ended September 30, 1998, 1997 and 1996, the Company paid $1.5 million, $431,000 and $0, respectively, to Armstrong for MIS services provided under this agreement. Armstrong provides similar services to other telecommunications companies with which it is affiliated. The Company believes that the terms of its MIS Services Agreement with Armstrong are competitive with those offered by other providers of MIS services. The agreement expires on September 30, 2002.

  Financial Accounting Services Agreement. The Company also has entered into an agreement with Armstrong whereby Armstrong provides to the Company certain financial accounting services, such as payroll, accounts payable, general ledger services and income tax return preparation services. The costs for these services are as follows: (i) payroll processing is billed at $2.75 per check,
(ii) accounts payable processing is billed at $2.75 per check, (iii) income tax return preparation is billed at $75 per hour and (iv) paralegal services are billed at $40 per hour. Armstrong has reserved the right to increase the cost of its services upon thirty days' written notice. During the fiscal years ended September 30, 1998, 1997 and 1996, the Company paid $30,000, $8,000 and $7,000, respectively, to Armstrong for financial accounting services provided under this agreement. The agreement may be terminated by the Company or Armstrong upon 180 days' notice to the other party. Armstrong provides similar services to other telecommunications companies with which it is affiliated. The Company believes that the terms of its Financial Accounting Services Agreement with Armstrong are competitive with those offered by other providers of financial accounting services in the industry. The agreement expires on June 30, 2002.

  In December 1997, the Company and Armstrong entered into a tax sharing agreement to define the method by which the federal income tax liability will be allocated between the Company and Armstrong and the manner in which such allocated tax liability will be paid. To date, the Company has not made any payment to under the tax sharing agreement.

  Management Relationship with Telecommunications Management Group.   Messrs.
Burmeister and Valls are the co-founders, sole shareholders and directors of TMG. TMG is an international telecommunications consulting company. During 1997, the Company utilized the consulting services of TMG principally for exploring business development opportunities in Latin America. Since the Company's inception in May 1995, Mr. Burmeister has devoted less than 5% of his working time to performing services for TMG. Prior to January 1, 1998, at which time he was hired as an executive officer of the Company, Mr. Valls devoted all of his working time to performing services for TMG. Since January 1, 1998, Mr. Valls has devoted less than 5% of his working time to performing services for TMG. Since becoming employees of the Company, neither Mr. Burmeister nor Mr. Valls has provided any of the services provided by TMG to the Company. Pursuant to its arrangements with TMG, the Company paid TMG fees of $60,000, $85,000 and $58,000 in the fiscal year ended September 30, 1998, 1997 and 1996, respectively. The Company believes that the fees paid to TMG for the services rendered are competitive with those charged for comparable services by other companies in the industry.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


   (a)   The following documents are filed as part of this Report:

                                                                                                          Page
         1.  Financial Statements

         Independent Auditors' Report...................................................................   F-2
         Consolidated Balance Sheets as of September 30, 1998 and 1997..................................   F-3
         Consolidated Statements of Operations for the three years ended September 30, 1998.............   F-5
         Consolidated Statements of Capital Accounts for the three years ended September 30, 1998.......   F-6
         Consolidated Statements of Cash Flows for the three years ended September 30, 1998.............   F-7
         Notes to Consolidated Financial Statements.....................................................   F-9

         2.  Financial Statement Schedules

         All schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or the Notes thereto.

         3.  Exhibits

         See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed herewith or incorporated by reference as part of this report.

   (b)   Reports on Form 8-K:

         None

   (c)   Exhibits

         See (a) above

   (d)   Financial Statement Schedules

         See (a) above

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FACILICOM INTERNATIONAL, INC.


Dated:  December 28, 1998             By: /s/
                                          --------------------------------------
                                          Walter J. Burmeister
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

/s/  Walter J. Burmeister                            Chief Executive Officer, President and Director
--------------------------------------------           (Principal Executive Officer)
     Walter J. Burmeister

/s/  Christopher S. King                             Vice President--Finance and Administration, Chief
--------------------------------------------          Financial Officer (Principal Financial Officer
     Christopher S. King                              and Principal Accounting Officer)


 /s/  Kirby J. Campbell                              Treasurer, Vice President and Director
--------------------------------------------
      Kirby J. Campbell

 /s/  Dru A. Sedwick                                 Secretary, Vice President and Director
--------------------------------------------
      Dru A. Sedwick

 /s/  Bryan Cipoletti                                Director
--------------------------------------------
      Bryan Cipoletti

 /s/  Robert Reed                                    Director
--------------------------------------------
      Robert Reed

 /s/  Jay Sedwick                                    Director
--------------------------------------------
      Jay Sedwick

 /s/  William Stewart                                Director
--------------------------------------------
      William Stewart

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         FACILICOM INTERNATIONAL, INC.

                                                                                                        Page
                                                                                                       ------
Independent Auditors' Report                                                                             F-2
Consolidated Balance Sheets at September 30, 1998 and 1997............................................   F-3
Consolidated Statements of Operations for the three years ended September 30, 1998....................   F-5
Consolidated Statements of Capital Accounts for the three years ended September 30, 1998..............   F-6
Consolidated Statements of Cash Flows for the three years ended September 30, 1998....................   F-7
Notes to Consolidated Financial Statements............................................................   F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 FACILICOM INTERNATIONAL, INC.:

  We have audited the accompanying consolidated balance sheets of FaciliCom International, Inc. and subsidiaries (formerly FaciliCom International, LLC) (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, capital accounts and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FaciliCom International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
December 9, 1998

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    September 30,
                                                                 1998         1997
                                                               --------     ---------
ASSETS
CURRENT ASSETS:
  Cash and cash  equivalents................................   $ 68,129     $ 1,016
  Accounts receivable--net of $4,620 and $161 at
   September 1998 and 1997..................................     59,915      19,485
  Marketable securities ($31,394 restricted)................     70,092          --
  Prepaid expenses and other current assets.................      6,060       1,737
                                                               --------     -------
  Total current assets......................................    204,196      22,238
                                                               --------     -------
PROPERTY AND EQUIPMENT:
  Transmission and communications equipment.................     97,849      16,593
  Transmission and communications
   equipment--leased........................................     17,162       5,419
  Furniture, fixtures and other.............................     11,154       1,266
                                                               --------     -------
                                                                126,165      23,278
  Less accumulated depreciation and amortization............    (10,417)     (3,034)
                                                               --------     -------
  Net property and equipment................................    115,748      20,244
                                                               --------     -------
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
  $1,673 and $583 at September 30, 1998 and 1997............      5,630       1,535
  Debt issue costs, net of accumulated amortization of $744
  at September 30, 1998.....................................      9,696          --
  Advance to affiliate......................................        490          --
  Marketable securities-restricted..........................     43,124          --
                                                               --------     -------
  Total other assets........................................     58,940       1,535
                                                               --------     -------
TOTAL ASSETS...............................................    $378,884     $44,017
                                                               ========     =======

                See notes to consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   September 30,
                                                                1998         1997
                                                              --------     --------
LIABILITIES AND CAPITAL ACCOUNTS
CURRENT LIABILITIES:
  Accounts payable....................................         $ 63,802    $ 24,205
  Accounts  payable--transmission equipment ..........           24,668          --
  Accounts payable--related party.....................              332         389
  Accrued interest....................................            7,109         331
  Other current obligations...........................           12,610       5,924
  Capital lease obligations due within one year.......            3,407         573
  Long-term debt due within one year..................              394       1,043
                                                               --------    --------
    Total current liabilities.........................          112,322      32,465
                                                               --------    --------
OTHER LIABILITIES:
  Capital lease obligations...........................            4,791       1,723
  Long-term debt......................................          300,346      13,000
  Loans from owners...................................               --       6,250
                                                               --------    --------
     Total other liabilities..........................          305,137      20,973
                                                               --------    --------
COMMITMENTS AND CONTINGENCIES

CAPITAL ACCOUNTS:
  Common stock, $.01 par value--300,000 shares
   authorized; 225,741 issued and
   outstanding at September 30, 1998..................                2          --
  Additional paid-in capital..........................           36,534          --
  Class A initial capital.............................               --         180
  Class B initial capital.............................               --          60
  Excess capital contributions--Class A...............               --      16,296
  Stock-based compensation............................            6,305          --
  Holding gain on marketable securities...............               24          --
  Foreign currency translation adjustments............            3,450         684
  Accumulated deficit.................................          (84,890)    (26,641)
                                                               --------    --------
     Total capital accounts...........................          (38,575)     (9,421)
                                                               --------    --------
TOTAL LIABILITIES AND CAPITAL ACCOUNTS................         $378,884    $ 44,017
                                                               ========    ========

                See notes to consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                     Years Ended September 30,
                                          ------------------------------------------------
                                               1998             1997             1996
                                          --------------   --------------   --------------
Revenues...............................        $184,246         $ 70,187          $11,891
Cost of revenues.......................         178,952           65,718           12,742
                                               --------         --------          -------
Gross margin (deficit).................           5,294            4,469             (851)
                                               --------         --------          -------
Operating Expenses:
    Selling, general and administrative          32,797           13,072            7,575
    Stock-based compensation expense...           6,017               --               --
    Related party expense..............           1,550              439                7
    Depreciation and amortization......           8,816            2,318            1,143
                                               --------         --------          -------
         Total operating expenses......          49,180           15,829            8,725
                                               --------         --------          -------
Operating loss.........................         (43,886)         (11,360)          (9,576)
                                               --------         --------          -------
Other income (expense):
    Interest expense-related party.....            (195)            (462)             (26)
    Interest expense...................         (22,417)            (874)            (286)
    Interest income....................           8,152               --               --
    Gain on settlement agreement.......             791               --               --
    Foreign exchange (loss) gain.......            (391)          (1,335)             226
                                               --------         --------          -------
         Total other income (expense)..         (14,060)          (2,671)             (86)
                                               --------         --------          -------
Loss before income taxes...............         (57,946)         (14,031)          (9,662)
Income tax benefit.....................          11,351               --               --
                                               --------         --------          -------
Net loss...............................        $(46,595)        $(14,031)         $(9,662)
                                               ========         ========          =======

                See notes to consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS
                                 (IN THOUSANDS)


                                              COMMON STOCK    ADDITIONAL  CLASS A     CLASS B      EXCESS CAPITAL
                                             ---------------   PAID-IN    INITIAL     INITIAL      CONTRIBUTIONS--    STOCK-BASED
                                             SHARES   AMOUNT   CAPITAL    CAPITAL     CAPITAL         CLASS A         COMPENSATION
                                             ------   ------   --------   --------   -----------   ----------------   -------------
BALANCE, SEPTEMBER 30, 1995...............       --   $   --      $  --     $ 180        $ 60           $  2,594        $   --
    Net loss..............................       --       --         --        --          --                 --            --
    Contributions.........................       --       --         --        --          --              7,083            --
    Guaranteed return.....................       --       --         --        --          --                 --            --
    Contribution to excess capital--
      guaranteed return...................       --       --         --        --          --                499            --
    Foreign currency translation
      adjustments.........................       --       --         --        --          --                 --            --
                                              ------   ------   --------   -------    ----------       ---------       -------
BALANCE, SEPTEMBER 30, 1996...............       --       --         --       180          60             10,176            --
    Net loss..............................       --       --         --        --          --                 --            --
    Converted loans from owners...........       --       --         --        --          --              5,396            --
    Guaranteed return.....................       --       --         --        --          --                 --            --
    Contribution to excess capital--
      guaranteed return....................      --       --         --        --          --                724            --
    Foreign currency translation
       adjustments.........................      --       --         --        --          --                 --            --
                                              ------  ------   --------   -------     --------         ---------       -------
BALANCE, SEPTEMBER 30, 1997................      --       --         --       180          60             16,296            --
    Net loss...............................      --       --         --        --          --                 --            --
    Contributions..........................      --       --         --        --          --             13,750            --
    Converted loans from owners............      --       --         --        --          --              6,250            --
    Reorganization.........................     226        2     36,534      (180)        (60)           (36,296)           --
    Utilization of tax benefit of the
      Company's operating loss by AHI......      --       --         --        --          --                 --            --
    Stock options granted..................      --       --         --        --          --                 --         5,706
    Phantom unit exchange..................      --       --         --        --          --                 --           599
    Holding gain on marketable securities..      --       --         --        --          --                 --            --
    Foreign currency translation
       adjustments.........................      --       --         --        --          --                 --            --
                                               -----  ------   --------   -------    ----------         ---------      -------
BALANCE, SEPTEMBER 30, 1998................      266      $2    $36,534   $    --     $      --         $      --      $ 6,305
                                             ======   ======   ========   =======    ==========         =========     ========

                                                            HOLDING        FOREIGN
                                                            LOSS ON       CURRENCY                         TOTAL
                                                           MARKETABLE    TRANSLATION      ACCUMULATED     CAPITAL
                                                           SECURITIES    ADJUSTMENTS        DEFICIT       ACCOUNTS
                                                          -----------   ------------    -------------   ------------
BALANCE, SEPTEMBER 30, 1995...............                $   --        $   --           $ (1,725)       $ 1,109
    Net loss..............................                    --            --             (9,662)        (9,662)
    Contributions.........................                    --            --                --           7,083
    Guaranteed return.....................                    --            --              (499)           (499)
    Contribution to excess capital--
      guaranteed return...................                    --            --                --             499
    Foreign currency translation
      adjustments.........................                    --          (245)               --            (245)
                                                          ------        --------        --------         --------
BALANCE, SEPTEMBER 30, 1996...............                    --          (245)          (11,886)          (1,715)
    Net loss..............................                    --            --           (14,031)         (14,031)
    Converted loans from owners...........                    --            --                --            5,396
    Guaranteed return.....................                    --            --              (724)            (724)
    Contribution to excess capital--
      guaranteed return....................                   --            --                --              724
    Foreign currency translation
       adjustments.........................                   --            929               --              929
                                                          ------        --------        --------         --------
BALANCE, SEPTEMBER 30, 1997................                   --            684          (26,641)          (9,421)
    Net loss...............................                   --            --           (46,595)         (46,595)
    Contributions..........................                   --            --                --           13,750
    Converted loans from owners............                   --            --                --            6,250
    Reorganization.........................                   --            --                --               --
    Utilization of tax benefit of the
      Company's operating loss by AHI......                   --            --           (11,654)         (11,654)
    Stock options granted..................                   --            --                --            5,706
    Phantom unit exchange..................                   --            --                --              599
    Holding gain on marketable securities..                   24            --                --               24
    Foreign currency translation
       adjustments.........................                   --          2,766               --            2,766
                                                           -----        -------         --------         --------
BALANCE, SEPTEMBER 30, 1998................                 $ 24        $ 3,450         $(84,890)        $(38,575)
                                                           =====        =======         ========         ========

                See notes to consolidated financial statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                             Years Ended September 30,
                                                                      ---------------------------------------
                                                                         1998          1997          1996
                                                                      -----------   -----------   -----------
Cash flows from operating activities:
    Net loss.......................................................    $ (46,595)     $(14,031)      $(9,662)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization..................................        8,816         2,318         1,143
    Non-cash stock-based compensation..............................        6,017            --            --
    Income tax benefit.............................................      (11,654)           --            --
    Amortization of bond discount..................................          237            --            --
    Loss on disposal of property and equipment.....................           --           130            --
    Changes in operating assets and liabilities:
    Accounts receivable............................................      (40,107)      (14,260)       (4,356)
    Prepaid expenses and other current assets......................       (3,792)         (810)         (770)
    Accounts payable and other current liabilities.................       51,510        17,903         8,731
    Accounts payable--related party................................          (57)          389            --
    Advance to affiliate...........................................         (490)       (2,018)         (499)
                                                                       ---------      --------       -------
    Net cash used in operating activities                                (36,115)       (8,361)       (5,413)
                                                                       ---------      --------       -------

Cash flows from investing activities:
    Purchase of investments in subsidiaries........................       (4,652)           --            --
    Purchase of investments in available-for-sale securities.......      (77,820)           --            --
    Maturities of available-for-sale securities....................       30,582            --            --
    Sales of available-for-sale securities.........................        7,046            --            --
    Purchase of investments in held-to-maturity securities.........      (87,683)           --            --
    Maturities of held-to-maturity securities......................       14,446            --            --
    Purchases of property and equipment............................      (66,487)       (1,897)       (2,004)
    Other..........................................................         (124)          233           930
                                                                       ---------      --------       -------
    Net cash used in investing activities..........................     (184,692)       (1,664)       (1,074)
                                                                       ---------      --------       -------

Cash flows from financing activities:
    Advances from owners...........................................           --         9,726         2,029
    Excess capital contributions...................................       13,750            --         7,083
    Proceeds from debt issuance....................................      300,000            --            --
    Payments of long-term debt and capital leases..................      (18,156)       (1,812)         (540)
    Payment of debt issuance costs.................................      (10,440)           --            --
                                                                       ---------      --------       -------
    Net cash provided by financing activities......................      285,154         7,914         8,572
                                                                       ---------      --------       -------

Effect of exchange rate changes on cash                                    2,766           929             4
                                                                       ---------      --------       -------
Increase (decrease) in cash and cash equivalents                          67,113        (1,182)          408
Cash and cash equivalents, beginning of period                             1,016         2,198         2,198
                                                                       ---------      --------       -------
Cash and cash equivalents, end of period                               $  68,129      $  1,016       $ 2,606
                                                                       =========      ========       =======

Supplemental cash flow information:
    Interest paid..................................................    $  15,834      $    747       $   201
                                                                       =========      ========       =======

                                                   (Footnotes on following page)

                See notes to consolidated financial statements.

--------
NONCASH TRANSACTIONS:
(a) For the fiscal year ended September 30, 1998, the majority owner converted $6,250 of loans into capital and a $162 receivable was forgiven as part of the purchase of minority interest which reduced prepaid expenses and other current assets and increased goodwill.
(b) FCI received $480 in FCI-Sweden convertible debentures during the year ended September 30, 1997 to satisfy an advance to affiliate, which reduced advance to affiliate and advances from owners.
(c) During the year ended September 30, 1997, the majority owner converted $5,396 of loans and accrued interest into capital.
(d) FCI received property and equipment under capital leases and financing agreements, which increased property and equipment and long-term obligations $10,755, $10,385 and $6,400 in the fiscal years ended September 30, 1998, 1997 and 1996, respectively. In addition, for the fiscal year ended September 30, 1998, FCI received equipment which increased property and equipment and accounts payable transmission equipment by $24,668 (of which $15,331 was not yet placed in service as of September 30, 1998).
(e) FCI recognized a tax benefit of $11,654 for the fiscal year ended September 30, 1998. In accordance with the tax sharing agreement with AHI entered into on December 22, 1997, FCI recorded a dividend to AHI for the amount of the benefit to be realized by AHI (See Note 5 to the financial statements).

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

Organization--FaciliCom International, LLC ("FCI, LLC") is a Delaware limited liability company that was formed on May 5, 1995 to engage in various international telecommunications businesses. On December 22, 1997, the owners of FCI, LLC entered into an Investment and Shareholders Agreement ("Agreement"). Under the Agreement, the owners of FCI, LLC transferred all of their respective units in FCI, LLC and FCI (GP), LLC, a Delaware limited liability company, to FaciliCom International, Inc. ("FCI"), a Delaware corporation, and additionally Armstrong International Telecommunications, Inc. ("AIT") contributed $20,000,000 (in cash and assignment of indebtedness) to FCI, all in exchange for 225,741 shares of FCI's common stock. FCI was incorporated on November 20, 1997, and has 300,000 authorized shares of common stock. Since the reorganization was a combination of entities under common control, it was accounted for by combining the historical accounts of FCI, LLC, FCI (GP), LLC and FCI in a manner similar to a pooling of interests. FCI is authorized by the Federal Communications Commission (the "FCC") to provide global facilities-based services as well as switched international services through resale of the services and facilities of other international carriers. In addition, FCI has worldwide authorization for private line resale of noninterconnected private line services and authorization to resell interconnected private lines for switched services to Canada, the United Kingdom, Sweden, and New Zealand. FCI, LLC was and FCI is a majority-owned subsidiary of AIT, which is a wholly owned subsidiary of Armstrong Holdings, Inc. ("Armstrong" or "AHI").

On July 21, 1995, FCI acquired 66.5% of the outstanding capital stock of both Nordiska Tele8 AB ("Tele8" or "FCI-Sweden") and FGC, Inc. ("FGC"), entities related through common ownership. Subsequently, FCI acquired up to 99% of FCI-Sweden and sold all of its interest in FGC. The additional interest in FCI-Sweden was the result of three separate transactions (see Note 8). On March 14, 1997, $1,600,000 of FCI-Sweden convertible debentures were converted into 7,400 shares of FCI-Sweden common stock, on May 15, 1997, FCI paid $3,600,000 for 14,400 shares of FCI-Sweden common stock and on October 23, 1997, FCI paid $750,000 for substantially all of the minority interest outstanding and recorded $750,000 of goodwill. Also, on October 23, 1997, FCI sold all of its interest in FGC for $100 and recorded a loss of approximately $79,000 on the transaction. FCI-Sweden is a corporation organized under the laws of Sweden to provide national and international telecommunications services. These acquisitions were accounted for as purchase transactions with the purchase price being allocated to the assets and liabilities acquired based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized over five years.

The following summarizes the allocation of the original 1995 purchase price to the major categories of assets acquired and liabilities assumed (in thousands):

    Current assets...............................................       $  343
    Property and equipment.......................................        1,760
    Excess of cost over net assets of businesses acquired........        1,715
    Other intangibles............................................           32
                                                                        ------
                                                                         3,850
    Less liabilities assumed.....................................        3,010
                                                                        ------
    Cash paid....................................................       $  840
                                                                        ======

On April 27, 1998, the Company entered into an agreement to purchase 100% of the issued and outstanding capital stock of Oy Teleykkanen AB ("Tele 1" or "FCI-Finland"), a corporation formed under the laws of Finland, for $4.0 million in cash. FCI Finland is a Finnish provider of local and long distance international telecommunication services and has a carrier agreement to exchange customer traffic with Telecom Finland, the dominant carrier in Finland. This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized over five years. The results of operations for Tele 1 were included in consolidated results of operations since the date of acquisition.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

The following summarizes the allocation of the purchase price to the major categories of assets acquired and liabilities assumed (in thousands):

    Current assets...............................................      $1,017
    Property and equipment.......................................         976
    Excess of cost over net assets of businesses acquired........       3,911
    Other assets.................................................         126
                                                                       ------
                                                                        6,030
    Less liabilities assumed.....................................       1,966
                                                                       ------
    Cash paid....................................................      $4,064
                                                                       ======
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation--The accompanying consolidated financial statements include the accounts of FCI and its majority owned and wholly owned subsidiaries (together, the "Company"). All intercompany transactions and balances have been eliminated in consolidation. Because losses applicable to the minority interest exceeded the minority interest in the equity capital and the minority stockholder was not obligated to provide additional funding with respect to the losses incurred, such losses were recorded by the Company prior to the purchase of the minority interest.

b. Cash and cash equivalents--The Company considers its investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest and are highly liquid debt instruments of the U.S. government and commercial corporations and money market funds.

c. Property and Equipment--Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Depreciation expense includes the amortization of capital leases. The estimated useful lives of property and equipment are as follows:

   Transmission and communications equipment.................   5 to 25 years
   Transmission and communications equipment--leased.........   5 to 25 years
   Furniture, fixtures and other.............................   5 to 7 years

   The Company capitalizes the costs of software and software upgrades purchased for use in its transmission and communications equipment. The Company expenses the costs of software purchased for internal use. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

   Depreciation expense for the fiscal years ended September 30, 1998, 1997 and 1996 was $7,383,000, $2,053,000 and $863,000.

   The Company periodically evaluates its long-lived assets to confirm that the carrying values have not been impaired using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121.

d. Intangible Assets--Intangible assets, consisting primarily of goodwill, are amortized using the straight-line method over the following useful lives:

   Organization costs................ 5 years
   Licenses.......................... 5 years
   Goodwill.......................... 5 years

   The Company periodically evaluates its intangible assets to confirm that the carrying values have not been impaired using the provisions of SFAS No. 121.

e. Income Taxes--FCI, LLC is a limited liability company and is not subject to income tax, while Facilicom International, Inc., incorporated on November 20, 1997 as a Delaware corporation is subject to income taxes.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

   The Company accounts for income taxes under the liability method in accordance with the provisions set forth in SFAS No. 109, "Accounting for Income Taxes," whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing realization of deferred tax assets, the Company uses judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Based on the weight of evidence, both negative and positive, including the lack of historical earnings, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.

f. Initial and Excess Capital Contributions--Excess capital contributions were the amounts of capital an owner had contributed in excess of the owner's initial capital commitment. The owners were credited with a guaranteed return through September 30, 1997 for the use of their capital, and profits and losses were allocated, in accordance with the provisions in the FCI LLC Limited Liability Company Agreement ("LLC Agreement").

   The guaranteed return was calculated as simple interest at a rate per annum equal to the lowest rate of interest available to AIT or any of its affiliates from time-to-time under any of their respective existing credit facilities. Upon liquidation of FCI LLC, allocations of annual net profits are allocated first to the Class A and Class B owners to the extent required to adjust capital accounts, then to the extent of cumulative net losses previously allocated in accordance with certain capital contribution priorities set forth in the LLC Agreement and thereafter 75% to Class A and 25% to Class B owners. Allocations of annual net losses are allocated to the extent of cumulative net profits previously allocated and then to the extent of owner's capital contributions and thereafter to the Class A owner. Net losses allocated to the Class B owner may not cause such owner's account to result in a deficit. The Company may make distributions after first paying any unpaid guaranteed return and then in accordance with the owner's respective capital contributions and thereafter 75% to the Class A owner and 25% to the Class B owner. Upon dissolution, the LLC Agreement provides for liquidation of FCI LLC's assets and any distribution to owners will be in accordance with the balance of their respective capital accounts. Following distribution of assets, owners having a capital account with a deficit balance shall be required to restore the account. The LLC Agreement provides that FCI LLC shall terminate on December 31, 2025. In consideration of all capital contributions made through September 30, 1997, the Class A and Class B owners owned 15,390,000 and 3,610,000 membership interests in FCI LLC, respectively, representing 81% and 19%, respectively, of such interests.

g. Foreign Currency Translation--For non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are reported as a separate component of capital accounts. Exchange losses and gains resulting from foreign currency transactions are included in the results of operations based upon the provisions of SFAS No. 52, "Foreign Currency Translation."

h. Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

i. Revenue Recognition--The Company records revenues from the sale of telecommunications services at the time of customer usage based upon minutes of traffic processed at contractual fees. The Company has entered into, and continues to enter into, operating agreements with telecommunications carriers in several foreign countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to U.S. based international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy at an agreed upon rate which allows for the offsetting of receivables and payables with the same carrier (settlement on a net basis). Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES that the Company will receive return traffic and the Company is unable to determine what impact changes in future settlement rates will have on net payments made and revenue received. Accordingly, the Company does not record this revenue until the service is provided and the minutes of traffic are processed. The Company recognizes revenues from prepaid calling cards when earned.

j. Cost of Revenue--Cost of revenue includes network costs which consist of access, transport and termination costs. Such costs are recognized when incurred in connection with the provision of telecommunication services, including costs incurred under operating agreements.

k. Stock-Based Compensation--The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APBO") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost is measured as the excess, if any, of the market price of the Company's stock at the date of grant (determined by a valuation report) over the amount an employee must pay to acquire the stock.

l. Financial Instruments--The Company has financial instruments, which include cash and cash equivalents, marketable securities and long-term debt obligations. The carrying values of these instruments in the balance sheets, except for certain marketable securities and 10- 1/2% Senior Notes due 2008 (the "Notes") (see Note 4), approximated their fair market value. See Note 16 for disclosure of fair market value for marketable securities. The estimated fair value of the Company's Notes at September 30, 1998 was $261.0 million and was estimated using quoted market prices.

   The fair values of the instruments were based upon quoted market prices of the same or similar instruments or on the rate available to the Company for instruments of similar maturities.

m. Fiber Optic Cable Arrangements--The Company obtains capacity on certain fiber optic cables under three types of arrangements. The Indefeasible Right of Use ("IRU") basis provides the Company the right to use a fiber optic cable, with most of the rights and duties of ownership, but without the right to control or manage the facility and without any right to salvage or duty to dispose of the cable at the end of its useful life. Because of this lack of control and an IRU term approximates the estimated economic life of the asset, the Company accounts for such leases as leased transmission and communications equipment and as capital leases. The Minimum Assignable Ownership Units ("MAOU") basis provides the Company an ownership interest in the fiber optic cable with certain rights to control and to manage the facility. Because of the ownership features, the Company records these fiber optic cables as owned transmission and communications equipment and as long-term debt. The Carrier Lease Agreement basis involves a shorter term agreement which provides the Company the right to use capacity on a cable but without any rights and duties of ownership. The Company accounts for such leases as operating leases.

n. Impact of Recently Issued Accounting Standards--In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which (i) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements, and (ii) requires an enterprise to report a total for comprehensive income in condensed financial statements of interim periods. The statement is effective for fiscal years beginning after December 15, 1997. In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for fiscal years beginning after December 15, 1997. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of such standards is not expected to have a material impact on the Company's financial position or results of operations, except for

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

   SFAS No. 133, for which the Company has not determined the impact on the Company's financial position or results of operations.

o. Reclassifications--Certain amounts in the September 30, 1997 and 1996 consolidated financial statements have been reclassified to conform with the presentation of the September 30, 1998 consolidated financial statements.

3.  OPERATING DEFICIT AND MANAGEMENT'S PLANS

The Company had a net loss of approximately $46.6 million for the year ended September 30, 1998. On January 28, 1998, the Company issued $300 million aggregate principal amount of the Notes. The Company believes that the net proceeds from the offering of the Notes, together with cash provided by operating activities and vendor financing, will provide the Company with sufficient capital to fund planned capital expenditures and anticipated losses and to make interest payments on the Notes through at least September 30, 1999.

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-Term Debt--During 1997, FCI entered into an Equipment Loan and Security Agreement with NTFC Capital Corporation ("NTFC") to finance up to $5,000,000 for the purchase of transmission and communications equipment. Interest was payable quarterly and was calculated based upon the London Interbank Offering Rate ("LIBOR") plus 4%. Quarterly principal payments were to commence on June 30, 1999. The loan was collateralized by the related equipment purchased under such agreement. The Company used a portion of the proceeds from the offering of Notes to pay off the indebtedness under the Equipment Loan and Security Agreement and the agreement was terminated.

During 1995, FCI entered into an equipment financing agreement with Ericsson I.F.S. to purchase certain equipment. The original agreement was amended and restated on December 30, 1996, to increase the borrowing limit to $7,000,000 and certain terms were further revised on June 12, 1997 and November 21, 1997. Interest was calculated based upon LIBOR plus 4%. Quarterly principal payments were to commence on June 30, 1998. The loan was collateralized by the related equipment purchased under the financing agreement. The Company used a portion of the proceeds from the offering of Notes to pay off the indebtedness under the equipment financing agreement and the agreement was terminated.

On January 28, 1998, FCI issued $300 million aggregate principal amount of Notes bearing interest at 10- 1/2% due 2008 pursuant to an Indenture (the "Offering"). The Notes are unsecured obligations of FCI and interest on the Notes is payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 1998.

The Notes are redeemable at the option of FCI, in whole or in part at any time on or after January 15, 2003, at specified redemption prices plus accrued and unpaid interest. In addition, at any time prior to January 15, 2001, FCI, may redeem from time to time up to 35% of the originally issued aggregate principal amount of the Notes at the specified redemption prices with the net cash proceeds (as defined in the Indenture) of one or more public equity offerings. In the event of a change in control of ownership of FCI, Inc., each holder of the Notes has the right to require FCI, to purchase all or any of such holder's Notes at a purchase price in cash equal to 101% of the aggregate principal amount.

FCI used approximately $86.5 million of the proceeds from the Offering to purchase investments consisting of U.S. Government Obligations, which are pledged as security and restricted for the first six scheduled interest payments on the Notes (see Note 16).

The Notes require maintenance of certain financial and nonfinancial covenants, including limitations on additional indebtedness, restricted payments including dividends, transactions with affiliates, liens and asset sales.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

Long-term debt at September 30, 1998 and 1997 consists of the following:

                                                                 INTEREST RATE         1998            1997
                                                               -----------------   -------------   -------------
   Indenture notes, due 2008................................   10.5%                   $300,000         $    --
   NTFC debt................................................   LIBOR+4%                      --           7,116
   Ericsson debt............................................   LIBOR+4%                      --           5,094
   Cable capacity debt, due 2001............................   LIBOR+4.5%                   740           1,134
   Other....................................................   Various                       --             699
                                                                                       --------         -------
       Sub-total............................................                            300,740          14,043
   Less: Current portion of long-term debt..................                               (394)         (1,043)
                                                                                       --------         -------
                                                                                       $300,346         $13,000
                                                                                       ========         =======

The LIBOR rate was 5.3% and 5.8% on September 30, 1998 and 1997, respectively.

Capital Leases--The Company leases certain fiber optic cables under agreements permitting the use of the cables over periods up to 25 years with payment requirements over periods not exceeding five years. Payments are made quarterly and interest is calculated at LIBOR plus 4% to 4.5%.

Future minimum payments on long-term debt and capital lease obligations at September 30, 1998 are as follows (in thousands):


                                                                                   LONG-TERM      CAPITAL
                                                                                     DEBT         LEASES
                                                                                  -----------   -----------
     1999.......................................................................     $    394       $4,195
     2000.......................................................................          346        4,065
     2001.......................................................................           --          650
     2002.......................................................................           --          221
     2003.......................................................................           --           --
     Thereafter.................................................................      300,000           --
                                                                                     --------       ------
     Total future minimum payments..............................................     $300,740        9,131
                                                                                     ========
     Less: Amount representing interest (using September 30, 1998 LIBOR rate)...                      (933)
                                                                                                    ------
                                                                                                    $8,198
                                                                                                    ======

5.   INCOME TAXES

At September 30, 1998, the Company has approximately $2.6 million of cumulative net operating losses ("NOLs") to offset future U.S. federal taxable income and approximately $25.3 million of NOLs to offset future foreign taxable income for those subsidiaries taxed in foreign jurisdictions. The U.S. NOLs expire in fifteen years, while the foreign NOLs do not expire. A valuation allowance was established for the deferred assets related to the NOLs at September 30, 1998.

Deferred tax assets of approximately $3,130,000 at September 30, 1997 were related to the NOL carryforwards of foreign subsidiaries taxed in foreign jurisdictions totaling approximately $11,100,000. A valuation allowance was established for the amount of deferred tax assets at September 30, 1997.

On December 22, 1997, the Company adopted a tax sharing agreement with AHI, whereby the Company is obligated to file a consolidated federal income tax return with AHI and subsidiaries. Under the Agreement, FCI is obligated to pay, with certain exceptions, its share of the consolidated tax liability to AHI and FCI will not be paid by AHI for tax benefits realized in the consolidated tax return. At December 31, 1997, FCI had approximately $1,018,000 of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes that amounted to approximately $393,000 and was recorded as a deferred tax liability and deferred income tax expense for the change in tax status for the year ended September 30, 1998.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

From December 23, 1997 through September 30, 1998, the period after the change in tax status, FCI recorded a tax benefit of $12.1 million based upon the Company's losses expected to be utilized by AHI. The net benefit recorded was passed through to AHI.

The components of loss before income taxes for the periods ended September 30, 1998, 1997 and 1996 are as follows (in thousands):

                                     1998         1997         1996
                                   --------      -------      ------
    Domestic......................  $43,432      $ 6,978      $3,009
    Foreign.......................   14,514        7,053       6,653
                                    -------      -------      ------
     Total........................  $57,946      $14,031      $9,662
                                    =======      =======      ======

The components of the income tax provision for the years ended September 30, 1997 and 1996 are as follows (in thousands):

                                                   1997          1996
                                                -----------   -----------
    Deferred tax asset-foreign NOLs.........       $ 2,010       $ 1,120
    Valuation allowance.....................        (2,010)       (1,120)
                                                   -------       -------
                                                   $    --       $    --
                                                   =======       =======

A reconciliation of the total tax benefit with the amount computed by applying the statutory federal income tax rate to the loss before taxes for the year ended September 30, 1998 is as follows (in thousands):

                                                        1998
                                                      --------
      Loss applying statutory rate...............     $19,700
      Permanent differences......................      (3,693)
      Foreign country taxes......................        (302)
      Change in tax status.......................        (393)
      State taxes................................         226
      Valuation allowance........................      (4,187)
                                                      -------
      Income tax benefit.........................     $11,351
                                                      =======


There are no pro forma income tax amounts presented giving effect to the change in tax status for the statements of operations presented as the Company would have been a stand alone taxpaying entity and a valuation allowance would have been established for any net deferred tax benefit related to net operating losses.

The components of deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows (in thousands):

                                                        1998           1997
                                                      --------       ---------
     Deferred tax asset-foreign NOLs............      $  7,718       $      --
     Deferred tax asset-domestic NOLs...........         1,065           3,130
     Property and equipment.....................           600              --
     Stock-based compensation...................         2,522              --
     Valuation allowance........................       (11,905)         (3,130)
                                                      --------       ---------
                                                     $      --       $      --
                                                     =========       =========

6.      OPERATING LEASES

The Company leases office facilities and certain fiber optic cables and switching facilities under noncancelable operating leases. Rental expense for the fiscal years ended September 30, 1998, 1997, and 1996 was $21.9 million, $4.7 million and $1.4 million, respectively, of which $19.2 million, $3.8 million and $1.1 million relates to fiber optic cable leases, which are generally for less than one year.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

Future minimum lease payments under noncancelable operating leases as of September 30, 1998 are as follows (in thousands):

     1999...........................................  $ 3,864
     2000...........................................    3,733
     2001...........................................    3,599
     2002...........................................    3,247
     2003...........................................    2,955
     Thereafter.....................................   13,659
                                                      -------
     Total..........................................   31,057
     Less: Subleases................................   (1,087)
                                                      -------
                                                      $29,970
                                                      =======

7.      BORROWINGS FROM OWNERS

At September 30, 1996, the Company had outstanding interest-bearing working capital advances from Armstrong totaling $1,549,000. On November 1, 1996, FCI entered into a Convertible Line of Credit Agreement with Armstrong. The outstanding advances were converted into borrowings under the line of credit agreement. Under such agreement, FCI had a $15,000,000 credit facility of which $5,000,000 was available in cash and $10,000,000 was available for letter of credit needs. Armstrong had the right, at any time on or before October 31, 1999, to convert the entire principal amount of the cash loan into a maximum of 3.1% of additional ownership and convert the letter of credit balance outstanding into a maximum additional 4.44% ownership. In 1997, Armstrong converted the outstanding balance of $5,396,000 under the cash portion of the agreement into an ownership interest.

At September 30, 1997, FCI had $10,000,000 for letter of credit needs of which it had outstanding letters of credit of $6,136,000 under the Convertible Line of Credit Agreement.

In 1997, FCI entered into a Bridge Loan Agreement with Armstrong in which FCI could borrow up to $10,000,000. Interest was calculated based upon prime plus 1%. The prime rate was 8.5% at September 30, 1997. The loan was due on October 1, 1998. The outstanding balance at September 30, 1997 was $6,250,000. During the year ended September 30, 1998, Armstrong converted the outstanding balance of $6,250,000 into an ownership interest (see Note 1).

Additionally, as of September 30, 1996, FCI-Sweden had outstanding convertible debentures in the amount of $480,000 to a minority stockholder of both FCI-Sweden and FGC (the "Minority Stockholder"). Such convertible debentures accrued interest at LIBOR plus 4%. Interest was payable annually on September 30, with the full principal amount due on September 30, 2003. In December 1996, these convertible debentures were assigned to FCI (see Note 8).

FCI's total interest expense under the above borrowings was $195,000, $462,000 and $26,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

8.  OTHER RELATED PARTY TRANSACTIONS

As of September 30, 1996, FCI had an outstanding advance to the Minority Stockholder of $499,000.

As of September 30, 1996, FCI and the Minority Stockholder held $1,120,000 and $480,000, respectively, of FCI-Sweden debentures totaling $1,600,000 which earned interest at LIBOR plus 4%. The holder of the debentures had the right to convert the outstanding principal balance into FCI-Sweden common stock at a predetermined price ranging from $200 to $250 per share.

On December 23, 1996, the Minority Stockholder assigned its right, title and interest in the FCI-Sweden convertible debentures to FCI to satisfy the outstanding advance due to FCI from the Minority Stockholder. On March 14, 1997, FCI converted all of its FCI-Sweden convertible debentures into 7,400 shares of FCI-Sweden common stock. On

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

May 15, 1997, FCI-Sweden issued 14,400 additional shares of common stock to FCI for consideration of $3,600,000. Such transactions increased FCI's ownership in FCI-Sweden to 89.6%.

In March 1996, Tele8 Kontakt, a subsidiary of FCI at that time, was awarded a license agreement from the Swedish government for certain rights relating to communications systems and technology. During October 1996, FCI distributed its rights under such license agreement to its owners.

FCI has contracted with AHI, since its inception, for the performance of certain services by AHI for FCI, including but not limited to financial accounting, professional and billing services. In May 1998, an agreement was entered into for such services. The agreement expires on September 30, 2002. Expenses related to such contracted services of approximately $1.6 million, $439,000 and $7,000 are included in the statements of operations for the years ended September 30, 1998, 1997 and 1996, respectively.

The terms of the agreements include professional services billed at hourly rates, check processing at an amount per check and data center services based on usage and disk storage space. The Company believes that the terms of the agreements are competitive with similar services offered in the industry.

As of September 30, 1998 an affiliate of AHI had issued letters of credits on behalf of the Company totaling $9.4 million.

9.  BENEFIT PLANS

Foreign Operations--Various foreign subsidiaries contribute to their respective government pension funds, social insurance, medical insurance and unemployment charters for their employees. The total contribution was $1.3 million, $781,000 and $563,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

401(k)--Employees of FCI may participate in a salary reduction (401(k) plan administered by AHI. All contributions represent employee salary reductions.

10.  CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. Four of the Company's customers accounted for approximately 13.0% and 31.0% of gross accounts receivable as of September 30, 1998 and 1997, respectively. The Company performs on-going credit evaluations of its customers and in certain circumstances requires collateral to support customer receivables. However, many of the Company's customers, including these four, are suppliers to whom the Company has accounts payable that mitigate this risk.

In addition, the Company is dependent upon certain suppliers for the provision of telecommunication services to its customers. The Company has not experienced, and does not expect, any disruption of such services.

Approximately 24% and 41% of the Company's revenues for the years ended September 30, 1997 and 1996, respectively, were derived from two customers each
with percentages in excess of 10%.   No one customer represented 10% or more of
the Company's revenues for the year ended September 30, 1998.

11.  COMMITMENTS

Equipment--At September 30, 1998, the Company had outstanding commitments to purchase certain switching equipment for approximately $15 million.

In May 1998, the Company entered into a Memorandum of Understanding ("MOU") with Qwest. The MOU incorporates agreements to provide Qwest with international direct dial termination service to various destinations and provides the Company an indefeasible right of use ("IRU") for domestic and international fiber optic capacity. Deliveries of capacity under the IRU are expected by March 1999. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million over a three-year period, which includes a $4.8 million payment on the

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

Ready For Service date, as defined in the agreement. In addition, during the three-year period, Qwest has the right of first refusal pursuant to additional capacity purchases made by the Company.

The Company has also entered into two agreements that provide the Company with IRU's for international fiber optic capacity for Europe and the Pacific Rim. Deliveries of the capacity under the agreements are expected prior to November 1999. The IRU's are for ten to fifteen years, for which the Company has agreed to pay approximately $41.6 million through September 30, 2002, of which $2.5 million has already been paid as a deposit and an additional $24.1 million is expected to be paid in the fiscal year ended September 30, 1999.

Subsequent to September 30, 1998, the Company agreed to acquire additional capacity in Europe and Scandinavia for $8.6 million. Deliveries and payment of the capacity under these agreements are expected by September 30, 1999.

12.  CONTINGENCIES AND LITIGATION

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

In August 1997, the Company entered into a settlement agreement relating to litigation arising from a certain 1996 FCI-Sweden international telephone services agreement and related billing, collection and factoring agreements with third parties. For the fiscal year ended September 30, 1996, selling, general and administrative expenses includes approximately $708,000 of losses relating to the settlement of which $500,000 represents a reserve on advances, paid at the time of the settlement agreement, on behalf of the telephone service company. Under the settlement agreement all of the above amounts were paid to fully satisfy any amounts which may be owing from the Company and the telephone services company to a company under a factoring agreement. At the date of settlement, the management of the Company believed the amounts advanced to the telephone services company were uncollectible. The settlement agreement also provides for the factoring company to assign to the Company any and all receivable claims the factoring company may have against the billing and collection agent ("Agent"). The Company filed a complaint against the Agent for breach of contract and related claims pursuant to an agreement between the Company and the Agent. The Agent placed in escrow the sum of $1,431,324. On May 8, 1998, the balance of the escrow account was distributed among various entities. The Company received $791,000.

13.  STOCK-BASED COMPENSATION

Through December 22, 1997, certain employees and directors were eligible to participate in a Performance Unit Plan established by the Company, under which a maximum of 1,254,000 units could have been granted. A unit is a right to receive a cash payment equal to the excess of the fair market value of a unit on its maturity date over the initial value of a unit. Fair market value of a unit as determined by the management committee of the Company. At September 30, 1997 and 1996, 484,500 and 152,000 units had been granted, respectively. Participants vested in their units over a period not to exceed two years and were entitled to receive cash compensation equivalent to the value of the units at the time a participant retires provided the participant had 10 years of continuous service or, if earlier, upon the occurrence of certain events, including a change in control of the Company. The Company accrued to expense over the participant's service vesting period (10 years) amounts based on the value of the unit at year end. Amounts charged to expense for this plan for the year ended September 30, 1997 was $288,000. No amounts were expensed in prior years.

On December 22, 1997, the Board of Directors adopted the 1997 Phantom Stock Rights Plan (the "Phantom Stock Plan"). The Phantom Stock Plan provided for the granting of phantom stock rights ("Phantom Shares") to certain directors, officers and key employees of the Company and its subsidiaries. The total number of Phantom Shares eligible for grant pursuant to the Phantom Stock Plan was 6,175, subject to adjustments for stock splits and stock dividends.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

All of the units granted under the Company's Performance Unit Plan were exchanged for equivalent phantom rights with equivalent terms under the new phantom rights plan. Accordingly, 4,845 Phantom Shares had been granted of which 3,182 had vested. All of the provisions of the Phantom Stock Plan including vesting, forfeiture and cash settlement mirror the provisions of the Company's Performance Unit Plan.

On March 31, 1998, the Board of Directors adopted the FaciliCom International, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan"). By resolution of the Board of Directors on March 31, 1998, the Company's Certificate of Incorporation was amended to create 25,000 shares of a non-voting class of common stock. At September 30, 1998, the Company has 300,000 authorized shares, of which 275,000 are a voting class of common stock.

The 1998 Stock Option Plan provides for the grant of options to purchase shares of the Company's non-voting common stock to certain directors, officers, key employees and advisors of the Company. The aggregate number of options that may be granted under the 1998 Stock Option Plan is 22,574 and no option may be granted after March 31, 2008. No option is exercisable within the first six months of grant and options expire after ten years.

Also on March 31, 1998, all of the Phantom Shares previously granted to employees of the Company under the Company's Phantom Stock Plan were converted to options under the 1998 Stock Option Plan, and the Company granted additional options to purchase 6,448 shares of non-voting common stock to employees, directors and advisors under the 1998 Stock Option Plan. The exchange of employees' Phantom Shares for options resulted in additional compensation cost for the incremental value of the new option amortized over the vesting period of the option that is shorter than the service period of the Phantom Shares. Total unrecognized compensation cost approximated $1,672,375 at time of conversion.

A summary of the stock option activity at September 30, 1998 is as follows:

                                              OPTION SHARES       OPTION SHARES        OPTION SHARES         OPTION SHARES
                                             (EXERCISE PRICE     (EXERCISE PRICE      (EXERCISE PRICE       (EXERCISE PRICE
                                                   $1)                $263)                $500)                $1,000)
                                            -----------------   ------------------   ------------------   -------------------
       Options granted March 31, 1998......            9,918                   670                  705                    --
       Options granted June 1, 1998........               --                    --                   30                    --
       Options granted July 1, 1998........               --                    --                   --                   200
                                                       -----                   ---                  ---                   ---
       Options outstanding at September 30,
         1998..............................            9,918                   670                  735                   200
                                                       =====                   ===                  ===                   ===
       Options exercisable at September 30,
         1998..............................            9,490                   380                   --                    --
                                                       =====                   ===                  ===                   ===

All of the options outstanding at September 30, 1998 have a 10-year life and an option price range from $1.00 to $1,000 per option share. The options vest over a period up to 5 years and at September 30, 1998 there were 8,826 options granted that vested immediately. The Company recognized compensation cost of $5,706,000 as of September 30, 1998 relating to options granted and recognized compensation cost of $311,592 for the year ended September 30, 1998 relating to the Company's Phantom Stock plan. For the year ended September 30, 1998 compensation cost includes $2,112,640 for 3,401 options with an exercise price of $1.00 granted to certain non-employee directors and advisors related to certain directors of the Company.

The fair value of options granted at September 30, 1998 was as follows:


                                OPTION FAIR
                                   VALUE
           OPTION SHARES         AT DATE OF
           EXERCISE PRICE          GRANT
         -------------------    -----------
         $    1.............       $640
         $  263.............       $423
         $  500.............       $306
         $1,000.............       $135

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are: dividend yield 0%, volatility 30%, risk free interest rate of 6%, assumed forfeiture rate of 0% and an expected life of 3 to 5 years.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

If the Company would have recorded compensation cost for the Company's stock option plan consistent with the fair value-based method of accounting prescribed under SFAS No. 123 it would have had an immaterial effect on the net loss of the Company for the fiscal year ended September 30, 1998.

On October 1, 1998, the Company granted options to purchase 1,702 shares at exercise prices ranging from $1 to $950. The options vest over 1 to 5 years and are exercisable for 10 years. Approximately $589,000 of compensation expense will be recorded for the options.

14.  VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's allowance accounts for the periods ended September 30, 1998, 1997 and 1996 were as follows (in thousands):

                                                  DOUBTFUL ACCOUNTS
                 -----------------------------------------------------------------------------------
                                                 ADDITIONS
                                              -----------------
                    BALANCE AT                                                         BALANCE AT
                  BEGINNING OF          CHARGED TO         CHARGED TO                    END OF
                     PERIOD           COSTS AND EXPENSE   OTHER ACCOUNTS   DEDUCTIONS    PERIOD
                 -----------------    -----------------   --------------   ---------- ------------
    1996......       $   --               $   --             $  --           $    --     $   --
    1997......       $   --               $1,263             $  --           $(1,102)    $  161
    1998......       $  161               $3,771             $745            $   (57)    $4,620

                                   DEFERRED TAX ASSET VALUATION
                 -----------------------------------------------------------------
                    BALANCE AT                                         BALANCE AT
                   BEGINNING OF         CHARGED TO                       END OF
                      PERIOD         COSTS AND EXPENSE   DEDUCTIONS      PERIOD
                 -----------------   -----------------   ----------   ------------
     1996........      $   --          $ 1,120            $   --         $ 1,120
     1997........      $ 1,120         $ 2,010            $   --         $ 3,130
     1998........      $ 3,130         $ 8,221            $   --         $11,351

15.      GEOGRAPHIC DATA

The Company operates as a provider of international long-distance telecommunications services. The Company is a multinational company operating in many countries including the United States, the United Kingdom, Sweden, Denmark, France, Germany and The Netherlands. Sales between geographic areas represent the providing of services through carrying and ultimately termination of customer traffic originated in the other geographic area and are accounted for based on established sales prices. In computing operating loss for foreign operations, no allocations of certain general corporate expenses have been made. Summary information with respect to the Company's geographic operations is as follows:

                                       YEARS ENDED SEPTEMBER 30,
                               -----------------------------------------
                                   1998           1997          1996
                               ------------   ------------   -----------
NET REVENUE
   North America............     $ 142,126       $ 56,315       $ 8,363
   Europe...................       112,392         24,187         7,347
   Eliminations.............       (70,272)       (10,315)       (3,819)
                                 ---------       --------       -------
       Total................     $ 184,246       $ 70,187       $11,891
                                 =========       ========       =======

OPERATING LOSS
   North America............     $ (29,553)      $ (6,337)      $(2,936)
   Europe...................       (14,333)        (5,023)       (6,640)
                                 ---------       --------       -------
       Total................     $ (43,886)      $(11,360)      $(9,576)
                                 =========       ========       =======

ASSETS
   North America............     $ 488,649       $ 25,035       $ 9,431
   Europe...................       150,992         21,824        13,042
   Eliminations  .                (260,757)        (2,842)       (1,465)
                                 ---------       --------       -------
       Total................     $ 378,884       $ 44,017       $21,008
                                 =========       ========       =======

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

16.      MARKETABLE SECURITIES

In accordance with SFAS 115, the Company's debt securities are considered either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and the ability to hold to maturity, and are carried at amortized cost. This classification includes those securities purchased and pledged for payment of interest on the Notes. Available-for-sale securities represent those securities that do not meet that classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of capital accounts until realized.

The amortized cost and estimated fair value of the marketable securities are as follows:

                                                                SEPTEMBER 30, 1998
                                              ------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                                  COST           GAIN           LOSS         VALUE
                                              ------------   ------------   ------------   ---------
Held-to-Maturity                                                  (IN THOUSANDS)
U.S. Government Securities                                        -------------
     Maturing in 1 year or less..............     $ 31,394           $ 79   $         --    $ 31,473
     Maturing between 1 and 3 years..........       43,124            546             --      43,670
                                                  --------           ----   ------------    --------
Total held-to-maturity.......................       74,518            625             --      75,143
                                                  --------           ----   ------------    --------

Available-for-sale
     Commercial paper........................        6,887             --             --       6,887
     Government backed securities............       31,787             24             --      31,811
                                                  --------           ----   ------------    --------
Total available-for-sale.....................       38,674             24             --      38,698
                                                  --------           ----   ------------    --------
Total marketable securities..................     $113,192           $649   $         --    $113,841
                                                  ========           ====   ------------    ========


AS REPORTED SEPTEMBER 30, 1998 (IN THOUSANDS):
-----------------------------------------------------
Current Assets:
     Held-to-maturity (at amortized cost)................   $31,394
     Available-for-sale (at fair value)..................    38,698
                                                            -------
Total current assets.....................................   $70,092
                                                            =======
Noncurrent Assets:
     Held-to-maturity (at amortized cost)................   $43,124
                                                            =======
Capital Accounts:
     Holding gain on marketable securities...............   $    24
                                                            =======

                               Index to Exhibits

 EXHIBIT
  NUMBER                                                  DESCRIPTION
----------   ------------------------------------------------------------------------------------------------------

       3.1   Certificate of Incorporation of FaciliCom International, Inc. (1)
       3.2   Certificate of Amendment of Incorporation of FaciliCom International, Inc. (1)
       3.3   By-laws of FaciliCom International, Inc. (1)
       4.1   Indenture between the Company and State Street Bank and Trust Company dated January 28, 1998 (1)
       4.2   Form of Common Stock Certificate of FaciliCom International, Inc. (1)
      10.1   Registration Rights Agreement between the Company, Lehman Brothers, Inc. and BT Alex. Brown
             Incorporated dated January 28, 1998 (1)
      10.2   FaciliCom International, Inc., 1997 Stock Option Plan No. 1 (1)
      10.3   FaciliCom International, Inc., 1997 Stock Option Plan No. 2 (1)
      10.4   FaciliCom International, Inc., 1997 Phantom Stock Rights Plan (1)
      10.5   International Telecommunications Services Agreement between Fonetel Global Communications AB and
             Telecom Finland International dated December 15, 1994 (1)
      10.6   Service Agreements between Fonetel Global Communications AB and Nordnet OY dated January 26, 1995 (1)
      10.7   Services Agreements between Fonetel Global Communications AB and Belgacom SA dated February 15, 1995
             (1)
      10.8   Services Agreement between Telenor Carrier Services A/S and Nordiska Tele8 AB dated November 14, 1995
             (1)
      10.9   Operating Agreement between Nordiska Tele8 AB and Portugal Telecom dated February 1, 1996 (1)
     10.10   Operating Agreement between Deutsche Telekom AG and Tele8 Sweden dated May 28, 1996 (1)
     10.11   Operating Agreement between Nordiska Tele8 AB and Eesti Telefon dated August 12, 1996 (1)
     10.12   Memorandum of Understanding between Telekon Sloveniga and Nordiska Tele8 AB dated October 30, 1996 (1)
     10.13   Services Agreement between Telecom Italia SpA and Nordiska Tele8 AB dated January 16, 1997 (1)
     10.14   Agreement to Operate International Telecommunications between CANTV and FaciliCom International and
             Between FaciliCom International L.L.C. and Compania Anonima Nacional de Telefonos de Venezuela dated
             June 2, 1997 (1)
     10.15   International Telecommunications Service Agreement between MATAV Rt--Hungary and Nordiska Tele8
             AB--Sweden (1)
     10.16   Agreement on Joint Traffic between TeleDanmark Als and Nordiska Tele8 dated December 18, 1997 (1)
     10.17   Interconnect Agreement between Telia AB and Nordiska Tele8 AB (1)
     10.18   Services Agreement between Armstrong Holdings, Inc. and FaciliCom International, L.L.C. (1)
     10.19   FaciliCom International, Inc. 1998 Stock Option Plan (1)
     10.20   Billing and MIS Services Agreement between Armstrong Holdings, Inc. and FaciliCom International,
             L.L.C. dated July 1, 1997 (1)
     10.21   Stock Purchase Agreement dated April 27, 1998 between FaciliCom International, L.L.C. and Oy
             Teleykkonen AB (1)
     12.1*   Schedule of Earnings to Fixed Charges
     21.1*   Subsidiaries of Registrant
     27.1*   Financial Data Schedule

*      Filed herewith.
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-48371), as amended.