Form 10-Q
period 1998-12-31
FACILICOM INTERNATIONAL INC
filed 1999-02-16
CIK 1058020

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from                  to
                                   ------------------  --------------------

                       Commission File Number: 333-48371

                         FACILICOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 52-2065185
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


                            1401 New York Avenue, NW
                                   9th Floor
                            Washington, D.C.  20005
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

                             YES    [X]  NO    [_]

As of February 8, 1999, there were 225,741 shares of common stock outstanding, par value $.01 per share.

                         FACILICOM INTERNATIONAL, INC.

                                   Form 10-Q

                               TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
         Item 1:  Financial Statements (Unaudited)                                                     Page

                 Condensed Consolidated Balance Sheets as of December 31, 1998 and
                 September 30, 1998...................................................................   3

                 Condensed Consolidated Statements of Operations and Comprehensive
                 Income for the Three Months Ended December 31, 1998 and 1997.........................   5

                 Condensed Consolidated Statements of Cash Flows for the Three Months
                 Ended December 31, 1998 and 1997.....................................................   6

                 Notes to Condensed Consolidated Financial Statements.................................   8

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.......................................................................   9

         Item 3:  Quantitative and Qualitative Disclosures About Market Risk..........................  15

PART II:  OTHER INFORMATION

         Item 1:  Legal Proceedings...................................................................  16

         Item 2:  Changes in Securities and Use of Proceeds...........................................  16

         Item 3:  Defaults upon Senior Securities.....................................................  16

         Item 4:  Submissions of Matters to a Vote of Security Holders................................  16

         Item 5:  Other Information...................................................................  16

         Item 6:  Exhibits and Reports on Form 8-K....................................................  16

         Signatures...................................................................................  17

Part I:  Financial Information
Item 1:  Financial Statements

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                               December 31,     September 30,
                                                                                                  1998             1998
                                                                                               -----------      ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                     $    29,539      $     68,129
 Accounts receivable--net of allowance for doubtful accounts of $5,215
        at December 31, 1998 and $4,620 at September 30, 1998...........................            69,418            59,915
 Marketable securities ($31,296 at December 31, 1998 and $31,394 at
        September 30, 1998 restricted)..................................................            43,718            70,092
 Prepaid expenses and other current assets..............................................             5,813             6,060
                                                                                               -----------      ------------
        Total current assets............................................................           148,488           204,196
                                                                                               -----------      ------------
PROPERTY AND EQUIPMENT:
 Transmission and communications equipment..............................................           123,968            97,849
 Transmission and communications equipment--leased......................................            58,779            17,162
 Furniture, fixtures and other..........................................................            16,015            11,154
                                                                                               -----------      ------------
                                                                                                   198,762           126,165
 Less accumulated depreciation and amortization.........................................           (14,168)          (10,417)
                                                                                               -----------      ------------
        Net property and equipment......................................................           184,594           115,748
                                                                                               -----------      ------------

OTHER ASSETS:
 Intangible assets, net of accumulated amortization of $1,974 at
        December 31, 1998 and $1,673 and September 30, 1998.............................             5,550             5,630
 Debt issue costs, net of accumulated amortization of $1,005 at December 31, 1998 and
        $744 and September 30, 1998.....................................................             9,435             9,696

 Advances to affiliates.................................................................               549               490
 Marketable securities-restricted.......................................................            43,699            43,124
                                                                                               -----------      ------------
        Total other assets..............................................................            59,233            58,940
                                                                                               -----------      ------------
TOTAL ASSETS............................................................................       $   392,315      $    378,884
                                                                                               ===========      ============

           See notes to condensed consolidated financial statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                              December 31,    September 30,
                                                                                                 1998             1998
                                                                                              ------------    ------------

LIABILITIES AND CAPITAL ACCOUNTS
CURRENT LIABILITIES:
   Accounts payable.....................................................................        $ 69,917        $ 63,802
   Accounts payable--transmission equipments............................................          27,367          24,668
   Accounts payable--related party......................................................             329             332
   Accrued interest.....................................................................          15,121           7,109
   Other current obligations............................................................          11,557          12,610
   Capital lease obligations due within one year........................................          16,566           3,407
   Long-term debt due within one year...................................................             394             394
                                                                                                --------        --------
      Total current liabilities.........................................................         141,251         112,322
                                                                                                --------        --------
OTHER LIABILITIES:
   Capital lease obligations............................................................           9,102           4,791
   Long-term debt.......................................................................         300,248         300,346
                                                                                                --------        --------
      Total other liabilities...........................................................         309,350         305,137
                                                                                                --------        --------
COMMITMENTS AND CONTINGENCIES

CAPITAL ACCOUNTS:
   Common stock, $0.1 par value--300,000 shares authorized; 225,741 issued and
      outstanding at December 31, 1998 and September 30, 1998...........................               2               2
   Additional paid-in capital...........................................................          36,534          36,534
   Stock-based compensation.............................................................           6,465           6,305
   Holding gain on marketable securities................................................              --              24
   Foreign currency translation adjustments.............................................           3,472           3,450
   Accumulated deficit..................................................................        (104,759)        (84,890)
                                                                                                --------        --------
     Total capital accounts.............................................................         (58,286)        (38,575)
                                                                                                --------        --------
TOTAL LIABILITITES AND CAPITAL ACCOUNTS.................................................        $392,315        $378,884
                                                                                                ========        ========

           See notes to condensed consolidated financial statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                (in thousands)
                                  (Unaudited)


                                                      Three Months Ended
                                                          December 31,
                                                          ------------
                                                      1998          1997
                                                      ----          ----
Revenues.....................................       $82,965       $35,808
Cost of revenues.............................        77,668        32,809
                                                   --------       -------
Gross margin.................................         5,297         2,999
                                                   --------       -------
Operating Expenses:
    Selling, general and administrative......        12,151         5,747
    Stock-based compensation expense.........           160            --
    Related party expense....................           560           215
    Depreciation and amortization............         4,297         1,001
                                                   --------       -------
         Total operating expenses............        17,168         6,963
                                                   --------       -------
Operating loss...............................       (11,871)       (3,964)
                                                   --------       -------
Other income (expense):
    Interest expense-related party...........            --          (180)
    Interest expense.........................        (8,174)         (355)
    Interest income..........................         1,796            --
    Foreign exchange loss....................        (1,388)         (457)
                                                   --------       -------
         Total other income (expense)........        (7,766)         (992)
                                                   --------       -------
Loss before income taxes.....................       (19,637)       (4,956)
Income tax benefit (expense).................         3,711          (393)
                                                   --------       -------
Net loss.....................................       (15,926)       (5,349)
Other comprehensive income:
    Foreign currency translation adjustment..            22           224
                                                   --------       -------
Total comprehensive loss                           $(15,904)      $(5,125)
                                                   ========       =======

           See notes to condensed consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                            December 31,
                                                                    -----------------------------
                                                                         1998           1997
                                                                    --------------  -------------
Cash flows from operating activities:
   Net loss.......................................................       $(15,926)       $(5,349)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization..................................          4,297          1,001
   Non-cash stock-based compensation..............................            160             --
   Non-cash income tax (benefit) loss.............................         (3,943)           393
   Amortization of bond discount..................................           (549)            --
   Changes in operating assets and liabilities:
   Accounts receivable............................................         (9,503)        (5,975)
   Prepaid expenses and other current assets......................            247           (963)
   Accounts payable and other current liabilities.................         13,074          7,730
   Accounts payable--related party................................             (3)           395
   Advance to affiliate...........................................           (195)        (1,068)
                                                                         --------        -------
   Net cash used in operating activities..........................        (12,341)        (3,836)
                                                                         --------        -------

Cash flows from investing activities:
   Purchase of investments in subsidiaries........................             --           (588)
   Purchase of investments in available-for-sale securities.......         (7,407)            --
   Maturities of available-for-sale securities....................         13,378             --
   Sales of available-for-sale securities.........................         20,353             --
   Purchases of property and equipment............................        (52,091)        (2,987)
   Other..........................................................            (69)            --
                                                                         --------        -------
   Net cash used in investing activities..........................        (25,836)        (3,575)
                                                                         --------        -------

Cash flows (used in) provided by financing activities:
   Excess capital contributions...................................             --         13,750
   Payments of long-term debt and capital leases..................           (435)          (226)
                                                                         --------        -------
   Net cash (used in) provided by financing activities............           (435)        13,524
                                                                         --------        -------

Effect of exchange rate changes on cash...........................             22            224
                                                                         --------        -------
(Decrease) increase in cash and cash equivalents..................        (38,590)         6,337
Cash and cash equivalents, beginning of period....................         68,129          1,016
                                                                         --------        -------
Cash and cash equivalents, end of period..........................       $ 29,539        $ 7,353
                                                                         ========        =======

Supplemental cash flow information:
   Interest paid..................................................       $    162        $   279
                                                                         ========        =======

           See notes to condensed consolidated financial statements.

                                                   (Footnotes on following page)

--------
NONCASH TRANSACTIONS:
(a) For the three months ended December 31, 1997, the majority owner converted $6,250 of loans into capital.
(b) FCI received property and equipment under capital leases and financing agreements, which increased property and equipment and long-term obligations $17,807 and $5,066 in the three months ended December 31, 1998 and 1997, respectively. In addition, for the three months ended December 31, 1998, FCI received equipment, which increased property and equipment and accounts payable transmission equipment by $2,699.
(c) FCI recognized a tax benefit of $3,943 for the three months ended December 31, 1998. In accordance with the tax sharing agreement with AHI entered into on December 22, 1997, FCI recorded a dividend to AHI for the amount of the benefit to be realized by AHI.







           See notes to condensed consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future period. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Facilicom International, Inc.'s (the "Company" or "FCI") Form 10-K for the year ended September 30, 1998.

2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and requires an enterprise to report a total for comprehensive income in condensed financial statements of interim periods. The Company adopted SFAS No. 130 in the quarter ended December 31, 1998 and has elected to display the components of comprehensive income within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

3.  LONG-TERM DEBT

In May 1998, the Company entered into a Memorandum of Understanding with Qwest Communications Corporation ("Qwest"). The agreement provides Qwest with international direct dial termination service to various destinations and provides the Company an Indefeasible Right of Use ("IRU") for domestic and international fiber optic capacity. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million. Delivery of two of the capacity segments occurred during the three months ended December 31, 1998. The delivery of the remaining capacity is expected within the next six months. The Company has recorded a liability of $17.8 million related to the two capacity segments that were delivered during the three months ended December 31, 1998.

4.  LITIGATION

The Company is involved in various claims and possible actions arising in the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company's management, based on its knowledge of the facts and advice of counsel, that the resolution of such claims and actions will not have a material adverse effect on the Company's financial position or results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains various "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those contained in such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Certain of these risks and uncertainties are described in the Company's Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended, and declared effective on June 2, 1998, including the section entitled "Risk Factors".

Overview

  FCI is a rapidly growing multinational carrier focused on providing international wholesale telecommunications services to other carriers worldwide. As a facilities-based carrier, the Company seeks primarily to provide service over its facilities and international transmission capacity owned or leased on a fixed-cost basis ("on-net"). The Company believes that it is better able to control the quality and the termination costs of on-net traffic and that increasing the proportion of on-net traffic significantly improves the Company's gross margins. For the three months ended December 31, 1998, 42.6% of the Company's wholesale international traffic was terminated on-net and 57.4% was terminated by other long distance carriers pursuant to resale and operating agreements between the Company and such carriers ("off-net"). The Company plans to expand its facilities to increase the percentage of on-net traffic.

  The Company provides its services over a carrier-grade international network consisting of international gateway switches, transmission capacity owned or leased on a fixed-cost basis and various multinational termination agreements and resale arrangements with other long distance providers. FCI began generating revenue in July 1995 through it's acquisition of FCI-Sweden, formerly Nordiska Tele8 AB. Since that time the Company has installed or acquired 13 additional international gateway switches in the United States (New York, New Jersey, Los Angeles and Miami) and Europe (United Kingdom, The Netherlands, Germany, Finland, Denmark, France, Norway, Switzerland and Italy).

  The Company's strategy is to invest in network facilities as it expands its customer base, allowing it to enhance service quality and increase gross margins on particular routes. However, this approach also causes the Company's gross margins to fluctuate with changes in network utilization due to the Company's fixed-cost investment in its network. The Company intends to expand its international presence significantly during fiscal 1999 by installing three additional switches in Austria, Belgium and Spain. The Company believes that expansion into these additional markets will provide the Company with an opportunity to increase its traffic volume.

  Currently, the Company's revenues are generated through the sale of international long distance services on a wholesale basis to telecommunications carriers and through the sale of domestic and international long distance services on a retail basis in Sweden, Denmark, Norway and Finland. The Company records revenues from the sale of telecommunications services at the time of customer usage. The Company earns revenue based on the number of minutes it bills to and collects from its customers. The Company's agreements with its wholesale customers are short-term in duration and are subject to significant traffic variability. The rates charged to customers are subject to change from time to time, generally requiring seven days' notice to the customer.

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

  The Company currently has operating agreements with established long distance providers in Belgium, Chile, Denmark, the Dominican Republic, Estonia, Finland, Germany, Hungary, Iceland, Italy, Norway, Poland, Portugal,

Slovenia, the U.S., the U.K. and Venezuela, and is in the process of negotiating additional operating agreements with carriers in other countries. Under its operating agreements, FCI typically agrees to send traffic to its foreign partners who agree to send a proportionate amount of return traffic via the Company's network at negotiated rates. The Company and its foreign partners typically settle the amounts owed to each other in cash on a net basis, subsequent to the receipt of return traffic. FCI records the amount due to each foreign partner as an expense in the period during which the Company's traffic is delivered. FCI recognizes revenue on return traffic in the period in which the return traffic is received. For the three months ended December 31, 1998 the Company received 7.9 million minutes of return traffic, which accounted for 0.8% of the Company's consolidated revenues.

  The Company has made since its inception, and expects to continue to make, significant investments to expand its network. Increased capital expenditures in the future can be expected to affect the Company's operating results due to increased depreciation charges and interest expense in connection with borrowings to fund such expenditures.

Results of Operations

  The following table sets forth, for the periods indicated, certain unaudited financial data and related percentage of revenues (in thousands):

                                                    Three Months Ended December 31,
                                                    -------------------------------
                                                     1998                       1997
                                        -----------------------------------------------------
                                                $             %            $            %
                                        -----------------------------------------------------
Revenues                                      $ 82,965        100.0%     $35,808        100.0%
Cost of revenues........................        77,668         93.6       32,809         91.6
                                              --------       ------      -------       ------
Gross margin............................         5,297          6.4        2,999          8.4
                                              --------       ------      -------       ------
Operating Expenses:
    Selling, general and administrative
       (including related party)........        12,711         15.3        5,962         16.6
    Stock-based compensation expense....           160          0.2           --           --
    Depreciation and amortization.......         4,297          5.2        1,001          2.8
                                              --------       ------      -------       ------
         Total operating expenses.......        17,168         20.7        6,963         19.4
                                              --------       ------      -------       ------
Operating loss..........................       (11,871)       (14.3)      (3,964)       (11.0)
                                              --------       ------      -------       ------
Other income (expense):
    Interest expense (including
       related party)...................        (8,174)        (9.9)        (535)        (1.5)
    Interest income.....................         1,796          2.2           --           --
    Foreign exchange loss...............        (1,388)        (1.7)        (457)        (1.3)
                                              --------       ------      -------       ------
         Total other income (expense)...        (7,766)        (9.4)        (992)        (2.8)
                                              --------       ------      -------       ------
Loss before income taxes................       (19,637)       (23.7)      (4,956)       (13.8)
Income tax benefit (expense)............         3,711          4.5         (393)        (1.1)
                                              --------       ------      -------       ------
Net loss................................      $(15,926)       (19.2)%    $(5,349)       (14.9)%
                                              ========       ======      =======       ======

For the Three Months Ended December 31, 1998, as Compared to the Three Months Ended December 31, 1997

  Revenues increased by $47.2 million to $83.0 million for the three months ended December 31, 1998, from $35.8 million for the three months ended December 31, 1997. The growth in revenue resulted primarily from an increase in billed customer minutes of use resulting from an increase in wholesale customers in the U.S. and Europe and an increase in retail customers in Sweden, Denmark, Norway and Finland, as well as usage increases from existing wholesale customers. Offsetting the growth in revenue during this period was a decrease in the price per billed minute to $0.215 for the three months ended December 31, 1998, from $0.274 for the three months ended December 31, 1997, as a result of increased on-net traffic and competition. For the three months ended December 31, 1998, U.S. revenues totaled $36.0 million or 43.4% of the Company's consolidated revenues and European revenues totaled $46.9 million, or 56.6% of consolidated revenues. Billed minutes of use increased by 255.7 million, to 386.3 million minutes of use for the three months ended December 31, 1998, from 130.6 million minutes of use for the three months ended December 31, 1997.

  Wholesale customers increased by 79 or 102.6%, to 156 wholesale customers at December 31, 1998 from 77 wholesale customers at December 31, 1997. As of December 31, 1998 there were approximately 47,000 retail customers in Sweden, Denmark, Finland and Norway.

  Cost of revenues increased by $44.9 million to $77.7 million for the three months ended December 31, 1998, from $32.8 million for the three months ended December 31, 1997. As a percentage of revenues, cost of revenues increased to 93.6% for the three months ended December 31, 1998, from 91.6% for the three months ended December 31, 1997, primarily as a result of increased fixed costs associated with expanding inter-switch fiber capacity within the U.S and Europe. Cost of revenues as a percentage of revenues is expected to decrease as a result of improved efficiencies of network fiber facilities due to higher traffic volumes as well as from an anticipated increase in the percentage of on-net traffic.

  Gross margin increased by $2.3 million to $5.3 million for the three months ended December 31, 1998, from $3.0 million for the three months ended December 31, 1997. As a percentage of revenues, gross margin decreased to 6.4% for the three months ended December 31, 1998, from 8.4% for the three months ended December 31, 1997.

  Selling, general and administrative expenses increased by $6.9 million to $12.9 million for the three months ended December 31, 1998, from $6.0 million for the three months ended December 31, 1997, primarily as a result of the Company's increased sales, an increase in customer service, billing, collections and accounting staff required to support revenue growth, and approximately $160,000 of expenses related to stock-based compensation arrangements. As a percentage of revenues, selling, general and administrative expenses decreased to 15.5% for the three months ended December 31, 1998, from 16.6% for the three months ended December 31, 1997. Bad debt expense was $1.2 million, or 1.5% of revenues for the three months ended December 31, 1998 compared with $268,000, or 0.8% of revenues for the three months ended December 31, 1997. Although selling, general and administrative expenses are expected to increase on an absolute basis in order to support expansion of the Company's operations, the Company expects that selling, general and administrative expenses as a percentage of revenues will decrease over time.

  Depreciation and amortization increased by $3.3 million to $4.3 million for the three months ended December 31, 1998, from $1.0 million for the three months ended December 31, 1997, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

  Interest expense increased by $7.6 million to $8.2 million for the three months ended December 31, 1998, from $535,000 for the three months ended December 31, 1997, primarily due to interest obligations on the Company's 10-1/2% Senior Notes due 2008 ("Senior Notes") in the aggregate principal amount of $300 million, which were issued in 1998.

  Interest income for the three months ended December 31, 1998 was $1.8 million and related principally to interest on proceeds from the Senior Notes offering, which were invested in marketable securities.

  Foreign exchange loss increased by $931,000 to $1.4 million for the three months ended December 31, 1998, from $457,000 for the three months ended December 31, 1997.

  Income tax benefit of $3.7 million was recorded for the three months ended December 31, 1998 related principally to the estimated tax benefits of $3.9 million utilized by Armstrong Holdings, Inc. ("AHI") partially offset by approximately $232,000 for a tax charge in Finland. The Company had a tax charge of $393,000 for the three months ended December 31, 1997, resulting from a change in the Company's tax status as a result of the reorganization.

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

  Net cash provided by (used in) operating activities was ($12.3) million for the three months ended December 31, 1998 due principally to a net loss of $15.9 million offset in part by depreciation and amortization expense of $4.3 million.

  Net cash provided by (used in) investing activities was ($25.8) million for the three months ended December 31, 1998. Net cash used in investing activities in this period resulted from an increase in capital expenditures to expand the Company's network offset in part by the sale of marketable securities.

  Net cash provided by (used in) financing activities was ($435,000) for the three months ended December 31, 1998. Net cash used in financing activities for the three months ended December 31, 1998 resulted from payments on existing long-term debt and capital leases.

  Non-cash financing activities for the three months ended December 31, 1998 resulted from the financing of undersea fiber circuits provided by Qwest.

  The Company's business strategy contemplates aggregate capital expenditures of approximately $100 million during fiscal year 1999. Such capital expenditures are expected to be used primarily for international gateway switches, points of presence ("PoPs"), transmission equipment, undersea and international fiber circuits (including Indefeasible Right of Use ("IRUs") and Minimum Assignable Ownership Units ("MAOUs")) for new and existing routes and other support systems. In May 1998, the Company entered into a Memorandum of Understanding with Qwest Communications Corporation ("Qwest"). The agreement provides Qwest with international direct dial termination service to various destinations and provides the Company an IRU for domestic and international fiber optic capacity. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million. Delivery of two of the capacity segments occurred during the three months ended December 31, 1998. The delivery of the remaining capacity is expected within the next six months.

  In addition, the Company has entered into an agreement that provides the Company with an IRU for international fiber optic capacity for the Pacific Rim. Delivery of the capacity under the agreement is expected prior to November 1999. The IRU is for 15 years, for which the Company has agreed to pay $20.0 million through September 30, 2002, of which $2.5 million has already been paid as a deposit and an additional $2.5 million is expected to be paid within the next 12 months. The Company has also agreed to acquire additional capacity in Europe and Scandinavia for approximately $8.2 million. Deliveries and payment of the capacity under these agreements are expected by September 30, 1999. During fiscal 1999, the Company also plans to install three additional switches in Austria, Belgium and Spain.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has yet to determine any impact the implementation of the standard will have on the Company's financial position or results of operations.

Impact of the Year 2000 Issue

  The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year, resulting in date-sensitive software having the potential, among other things, to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities, which could have material adverse operational and financial consequences. Currently, the Company believes that a disruption in the operation of its networks, billing system and financial and accounting systems and/or an inability to access interconnections with other telecommunications carriers, are the major risks associated with the inability of systems and software to process Year 2000 data correctly. If the systems of other companies on whose services the Company depends, including AHI, or with whom the Company's systems interface are not Year 2000 compliant, there could be a material adverse effect on the Company's business, financial position and results of operations.

State of Readiness

  FCI, in conjunction with AHI, formed a task team in February 1998. The task team's program comprises three phases: (i) assessment of Year 2000 compliance of FCI's equipment, software and systems, (ii) a detailed inventory of these items and (iii) building and implementing a workplan and contingency plan, which includes assessing the cost in dollars and the necessary manpower, upgrading or replacing the item, and scheduling the date of compliance. The Company has completed the first two phases and expects the majority of phase three to be completed by June 30, 1999 with remaining items completed by September 30, 1999. Included in the task team's assessment is a review of the Year 2000 compliance efforts of FCI's key suppliers. Below is a more detailed breakdown of our efforts to date:

 Internal Issues

  Network elements--The Company's main concern is the switching equipment and peripherals, and other vendor components that are time and date sensitive. The Company is upgrading all of its networks with the compliant software and expects to have this completed by the end of June 1999, except for one switch in Finland, for which the vendor is currently producing a Year 2000 compliance plan. In addition, the Company expects to complete the software upgrade for its Passport equipment, which will make the equipment Year 2000 compliant, by the end of June 1999. Passport equipment allows the Company to compress its traffic, which allows more traffic to be carried over a single fiber optic cable. The Company's transmission equipment is currently Year 2000 "Friendly", which means the manufacturer has represented that the software releases will not experience any service-affecting issues upon rollover into the new millennium. Although the Company expects that it will be able to resolve Year 2000 problems with workarounds, there can be no assurance that such workarounds will be successful. The Company expects Year 2000 compliant software releases to be released and installed by the end of September 1999; however, the development and release of such software is not within the control of the Company.

  Billing System and the Accounting System--The Company's billing system was developed by AHI's programmers and operates on the IBM AS400. The Company believes that the billing system and the IBM AS400 are Year 2000 compliant. However, the production of accurate and timely customer invoices depends upon the generation of accurate and timely underlying data by the Company's switches. Though the switch manufacturer has represented that the Company's switches are Year 2000 compliant, there can be no assurance that such billing problems will not occur. The Company is in the process of converting its accounting system. The manufacturer has represented that this system is Year 2000 compliant and its implementation is expected to be completed by June 30, 1999.

  Information Systems--The Company's upgrade of its information systems is in progress. The Company believes that all of the Company's hardware equipment, including the equipment it relies upon at AHI, is Year 2000 compliant. Three main software products used by the Company are not Year 2000 compliant. Two of the software products have free patches that can be downloaded from the developer's website through the internet and the third product can be upgraded to the latest version; the Company intends to take these steps. The Company has approximately 150 workstations and laptops that will need these software upgrades. Each upgrade is expected to take approximately 20 to 30 minutes and will be performed by the Company's MIS team.

 Third Party Issues

  Vendor Issues--In general, FCI's product vendors have made available either Year 2000 compliant versions of their products or new compliant products as replacements of discontinued offerings. In most cases, statements made by the Company herein as to the degree of compliance of the products in question are based on vendor-provided information, which remains subject to FCI's testing and verification activities. Testing and verification is expected to be completed by September 30, 1999. The Company is in the process of requesting information from utilities and similar service providers.

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

  Interconnecting Carriers--FCI's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse effect from a Year 2000 problem, the Company's customers could experience impairment of services. In addition, since many of these interconnecting carriers are also the Company's customers, a Year 2000 problem by one of these customers could result in a loss of revenue due to its inability to send traffic to the Company's network. The Company is in the process of sending correspondence to its major interconnecting carriers to determine the status of their Year 2000 compliance review.

Costs

  Although total costs to implement the plan cannot be precisely estimated, the Company has not incurred costs to date in excess of those normally associated with business planning and implementation. The Company anticipates that future costs will not be material, in as much as the Company began to acquire products after the Year 2000 issue was identified and manufacturers had begun to remediate the problem. However, there can be no assurance that material costs will not be incurred. The Company cannot estimate the future cost related to the interoperability of third party products. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles.

Risks

  The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of the Company's normal business functions or operations, which could have a material adverse effect on the Company's business, financial position and results of operations. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond the Company's control, including, for example, the Year 2000 readiness of the Company's suppliers, customers and interconnecting carriers, the Company is unable to determine at this time the likelihood of a material impact on the Company's business, financial position and results of operation, due to such Year 2000 issues. However, based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company (i) to provide telecommunications services to the Company's customers,
(ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers, and (iii) to timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with Year 2000 litigation, stabilization of operations and executing mitigation and contingency plans. While the Company believes that it is taking appropriate measures to mitigate these risks, there can be no assurance that such measures will be successful.

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

Part II: Other Information

Item 1:  Legal Proceedings:

         The Company makes routine filings and is a party to customary regulatory proceedings with the FCC relating to its operations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial position and results of operations.

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

                                  Facilicom International, Inc.


Dated:  February 16, 1999         By:  /s/
                                      ------------------------------------
                                      Christopher S. King
                                      Vice President--Finance and
                                      Administration, Chief Financial Officer
                                      (Authorized Officer, Principal Financial
                                      Officer and Principal Accounting Officer)