Form 10-Q
period 1999-03-31
FACILICOM INTERNATIONAL INC
filed 1999-05-17
CIK 1058020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

                                 YES [X] NO [ ]

As of May 10, 1999, there were 225,741 shares of common stock outstanding, par value $.01 per share.

                         FACILICOM INTERNATIONAL, INC.

                                   Form 10-Q

                               TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION                                                                              Page
      Item 1:  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 1999 and September 30, 1998...........     3

               Condensed Consolidated Statements of Operations and Comprehensive Income for the Three
               Months Ended March 31, 1999 and 1998 and the Six Months Ended March 31, 1999 and 1998.......     5

               Condensed Consolidated  Statements of Cash Flows for the Six Months Ended March 31, 1999
               and 1998....................................................................................     6

               Notes to Condensed Consolidated Financial Statements........................................     8

      Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     9

      Item 3:  Quantitative and Qualitative Disclosures About Market Risk..................................    16

PART II:  OTHER INFORMATION

      Item 1:  Legal Proceedings...........................................................................    17

      Item 2:  Changes in Securities and Use of Proceeds...................................................    17

      Item 3:  Defaults upon Senior Securities.............................................................    17

      Item 4:  Submissions of Matters to a Vote of Security Holders........................................    17

      Item 5:  Other Information...........................................................................    17

      Item 6:  Exhibits and Reports on Form 8-K............................................................    17

      Signatures...........................................................................................    18


Part I:  Financial Information
Item 1:  Financial Statements

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       March 31,     September
                                                                                          1999       30, 1998
                                                                                       ---------    ---------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ....................................................   $  24,517    $  68,129
      Accounts receivable--net of allowance for doubtful accounts of $6,238 at
           March 31, 1999 and $4,620 at September 30, 1998 .........................      76,087       59,915
      Marketable securities ($31,612 at March 31, 1999 and $31,394 at September 30,
           1998 restricted) ........................................................      31,612       70,092
      Prepaid expenses and other current assets ....................................       6,406        6,060
                                                                                       ---------    ---------
           Total current assets ....................................................     138,622      204,196
                                                                                       ---------    ---------
PROPERTY AND EQUIPMENT:
      Transmission and communications equipment ....................................     120,861       97,849
      Transmission and communications equipment--leased ............................      65,814       17,162
      Furniture, fixtures and other ................................................      18,329       11,154
                                                                                       ---------    ---------
                                                                                         205,004      126,165
      Less accumulated depreciation and amortization ...............................     (19,430)     (10,417)
                                                                                       ---------    ---------
           Net property and equipment ..............................................     185,574      115,748
                                                                                       ---------    ---------
OTHER ASSETS:
      Intangible assets, net of accumulated amortization of $2,385 at March 31, 1999
           and $1,673 and September 30, 1998 .......................................       5,229        5,630
      Debt issue costs, net of accumulated amortization of $1,266 at March 31, 1999
           and $744 and September 30, 1998 .........................................       9,174        9,696
      Advances to affiliates .......................................................         549          490
      Marketable securities-restricted .............................................      29,143       43,124
                                                                                       ---------    ---------
            Total other assets .....................................................      44,095       58,940
                                                                                       ---------    ---------
TOTAL ASSETS .......................................................................   $ 368,291    $ 378,884
                                                                                       =========    =========

           See notes to condensed consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    March 31,     September
                                                                                       1999       30, 1998
                                                                                    ---------    ---------
LIABILITIES AND CAPITAL ACCOUNTS
CURRENT LIABILITIES:
      Accounts payable ..........................................................   $  76,903    $  63,802
      Accounts payable--transmission equipment ..................................      25,172       24,668
      Accounts payable--related party ...........................................         603          332
      Accrued interest ..........................................................       6,917        7,109
      Other current obligations .................................................      25,026       12,610
      Capital lease obligations due within one year .............................      13,265        3,407
      Long-term debt due within one year ........................................         394          394
                                                                                    ---------    ---------
           Total current liabilities ............................................     148,280      112,322
                                                                                    ---------    ---------
OTHER LIABILITIES:
      Capital lease obligations .................................................       3,840        4,791
      Long-term debt ............................................................     300,150      300,346
                                                                                    ---------    ---------
           Total other liabilities ..............................................     303,990      305,137
                                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

CAPITAL ACCOUNTS:
      Common stock, $.01 par value--300,000 shares authorized; 225,741 issued and
           outstanding at March 31, 1999 and September 30, 1998 .................           2            2
      Additional paid-in capital ................................................      36,534       36,534
      Stock-based compensation ..................................................       6,550        6,305
      Holding gain on marketable securities .....................................        --             24
      Foreign currency translation adjustments ..................................         737        3,450
      Accumulated deficit .......................................................    (127,802)     (84,890)
                                                                                    ---------    ---------
           Total capital accounts ...............................................     (83,979)     (38,575)
                                                                                    ---------    ---------
TOTAL LIABILITIES AND CAPITAL ACCOUNTS ..........................................   $ 368,291    $ 378,884
                                                                                    =========    =========

           See notes to condensed consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (in thousands)
                                   (Unaudited)

                                                  Three Months Ended        Six Months Ended
                                                       March 31,                 March 31,
                                                ----------------------    ----------------------
                                                   1999        1998         1999         1998
                                                ---------    ---------    ---------    ---------
Revenues ....................................   $  90,292    $  35,146    $ 173,257    $  70,954
Cost of revenues ............................      83,142       33,677      160,810       66,486
                                                ---------    ---------    ---------    ---------
Gross margin ................................       7,150        1,469       12,447        4,468
                                                ---------    ---------    ---------    ---------
Operating Expenses:
    Selling, general and administrative .....      12,568        6,492       24,719       12,239
    Stock-based compensation expense ........          85        5,514          245        5,514
    Related party expense ...................         642          254        1,202          469
    Depreciation and amortization ...........       6,140        1,853       10,437        2,854
                                                ---------    ---------    ---------    ---------
         Total operating expenses ...........      19,435       14,113       36,603       21,076
                                                ---------    ---------    ---------    ---------
Operating loss ..............................     (12,285)     (12,644)     (24,156)     (16,608)
                                                ---------    ---------    ---------    ---------
Other income (expense):
    Interest expense-related party ..........        --           --           --           (180)
    Interest expense ........................      (8,733)      (5,894)     (16,907)      (6,249)
    Interest income .........................         966        2,505        2,762        2,505
    Foreign exchange (loss) gain ............      (2,993)          63       (4,381)        (394)
                                                ---------    ---------    ---------    ---------
         Total other income (expense) .......     (10,760)      (3,326)     (18,526)      (4,318)
                                                ---------    ---------    ---------    ---------
Loss before income taxes ....................     (23,045)     (15,970)     (42,682)     (20,926)
Income tax benefit ..........................       1,865        3,619        5,576        3,226
                                                ---------    ---------    ---------    ---------
Net loss ....................................     (21,180)     (12,351)     (37,106)     (17,700)
Other comprehensive income:
    Foreign currency translation adjustment .      (2,735)         159       (2,713)         383
                                                ---------    ---------    ---------    ---------
Total comprehensive loss ....................   $ (23,915)   $ (12,192)   $ (39,819)   $ (17,317)
                                                =========    =========    =========    =========

           See notes to condensed consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                          March 31,
                                                                                    ----------------------
                                                                                      1999         1998
                                                                                    ---------    ---------
Cash flows from operating activities:
      Net loss ..................................................................   $ (37,106)   $ (17,700)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .............................................      10,437        2,854
      Non-cash stock-based compensation .........................................         245        5,514
      Non-cash income tax benefit ...............................................      (5,806)      (3,226)
      Amortization of bond discount .............................................      (1,288)        (386)
      Changes in operating assets and liabilities:
          Accounts receivable ...................................................     (16,172)     (10,495)
          Prepaid expenses and other current assets .............................        (346)      (3,348)
          Accounts payable and other current liabilities ........................      25,325       14,169
          Accounts payable--related party .......................................         271         (279)
          Advance to affiliate                                                           (195)        (668)
                                                                                    ---------    ---------
      Net cash used in operating activities .....................................     (24,635)     (13,565)
                                                                                    ---------    ---------

Cash flows from investing activities:
      Purchase of investments in subsidiaries ...................................        --           (588)
      Purchase of investments in available-for-sale securities ..................      (7,407)     (51,617)
      Maturities of available-for-sale securities ...............................      13,378         --
      Sales of available-for-sale securities ....................................      32,798         --
      Purchase of investments in held-to-maturity securities ....................      (1,164)     (86,549)
      Maturities of investments in held-to-maturity securities ..................      16,120         --
      Purchases of property and equipment .......................................     (60,528)     (14,960)
      Other                                                                              (365)         (64)
                                                                                    ---------    ---------
      Net cash used in investing activities .....................................      (7,168)    (153,778)
                                                                                    ---------    ---------

Cash flows (used in) provided by financing activities:
      Excess capital contributions ..............................................        --         13,750
      Proceeds from debt issuance ...............................................        --        300,000
      Payment of debt issuance costs ............................................        --         (9,896)
      Payments of long-term debt and capital leases .............................      (9,096)     (12,487)
                                                                                    ---------    ---------
      Net cash (used in) provided by financing activities .......................      (9,096)     291,367
                                                                                    ---------    ---------

Effect of exchange rate changes on cash .........................................      (2,713)        383
                                                                                    ---------    ---------
(Decrease) increase in cash and cash equivalents ................................     (43,612)     124,407
Cash and cash equivalents, beginning of period ..................................      68,129        1,016
                                                                                    ---------    ---------
Cash and cash equivalents, end of period ........................................   $  24,517    $ 125,423
                                                                                    =========    =========
Supplemental cash flow information:
      Interest paid .............................................................   $  17,099    $     998
                                                                                    =========    =========

                                                   (Footnotes on following page)

           See notes to condensed consolidated financial statements.

--------
NONCASH TRANSACTIONS:
(a) For the six months ended March 31, 1998, the majority owner converted $6,250 of loans into capital and a $162 receivable was forgiven as part of the purchase of minority interest which reduced prepaid expenses and other current assets and increased goodwill.
(b) FCI received property and equipment under capital leases and financing agreements, which increased property and equipment and long-term obligations $17,807 and $10,755 in the six months ended March 31, 1999 and 1998, respectively. In addition, for the six months ended March 31, 1999 and 1998, FCI received equipment, which increased property and equipment and accounts payable transmission equipment by $504 and $26,103, respectively.
(c) FCI recognized a tax benefit of $5,806 and $3,226 for the six months ended March 31, 1999 and 1998, respectively. In accordance with the tax sharing agreement with Armstrong Holdings, Inc. ("AHI") entered into on December 22, 1997, FCI recorded a dividend to AHI for the amount of the benefit to be realized by AHI.

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

2.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and requires an enterprise to report a total for comprehensive income in condensed financial statements of interim periods. The Company adopted SFAS No. 130 in fiscal 1999 and has elected to display the components of comprehensive income within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

3.   LONG-TERM DEBT

In May 1998, the Company entered into a Memorandum of Understanding with Qwest Communications Corporation ("Qwest"). The agreement provides Qwest with international direct dial termination service to various destinations and provides the Company an Indefeasible Right of Use ("IRU") for domestic and international fiber optic capacity. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million. Delivery of two of the capacity segments occurred during the six months ended March 31, 1999. The delivery of the remaining capacity is expected within the next three months. The Company has recorded a liability of $17.8 million related to the two capacity segments that were delivered during the six months ended March 31, 1999.

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

Overview

     FCI is a rapidly growing multinational carrier focused on providing international wholesale telecommunications services to other carriers worldwide. As a facilities-based carrier, the Company seeks primarily to provide service over its facilities and international transmission capacity owned or leased on a fixed-cost basis ("on-net"). The Company believes that it is better able to control the quality and the termination costs of on-net traffic and that increasing the proportion of on-net traffic significantly improves the Company's gross margins. For the six months ended March 31, 1999, 42.4% of the Company's wholesale international traffic was terminated on-net and 57.6% was terminated by other long distance carriers pursuant to resale and operating agreements between the Company and such carriers ("off-net"). The Company plans to expand its facilities to increase the percentage of on-net traffic.

     The Company provides its services over a carrier-grade international network consisting of international gateway switches, transmission capacity owned or leased on a fixed-cost basis and various multinational termination agreements and resale arrangements with other long distance providers. FCI began generating revenues in July 1995 through it's acquisition of FCI-Sweden, formerly Nordiska Tele8 AB. Since that time the Company has installed or acquired 16 additional international gateway switches in the United States (New York, New Jersey, Los Angeles and Miami) and Europe (United Kingdom, The Netherlands, Germany, Finland, Denmark, France, Norway, Switzerland, Italy, Austria, Spain and Belgium).

     The Company's strategy is to invest in network facilities as it expands its customer base, allowing it to enhance service quality and increase gross margins on particular routes. However, this approach also causes the Company's gross margins to fluctuate with changes in network utilization due to the Company's fixed-cost investment in its network.

     Currently, the Company's revenues are generated through the sale of international long distance services on a wholesale basis to telecommunications carriers and through the sale of domestic and international long distance services on a retail basis in Sweden, Denmark, Norway and Finland. The Company records revenues from the sale of telecommunications services at the time of customer usage. The Company earns revenues based on the number of minutes it bills to and collects from its customers. The Company's agreements with its wholesale customers are short-term in duration and are subject to significant traffic variability. The rates charged to customers are subject to change from time to time, generally requiring seven days' notice to the customer.

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

     The Company has made since its inception, and expects to continue to make, investments to expand its network. Increased capital expenditures in the future can be expected to affect the Company's operating results due to increased depreciation charges and interest expense in connection with borrowings to fund such expenditures.

Results of Operations

     The following table sets forth, for the periods indicated, certain unaudited financial data and related percentage of revenues (in thousands):

                                              Three Months Ended March 31,                 Six Months Ended March 31,
                                     --------------------------------------------  --------------------------------------------
                                              1999                  1998                   1999                    1998
                                     ---------------------  ---------------------  ---------------------  ---------------------
                                          $          %           $          %           $          %           $          %
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
Revenues .........................   $  90,292      100.0%  $  35,146      100.0%  $ 173,257      100.0%  $  70,954      100.0%
Cost of revenues .................      83,142       92.1      33,677       95.8     160,810       92.8      66,486       93.7
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
Gross margin .....................       7,150        7.9       1,469        4.2      12,447        7.2       4,468        6.3
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
Operating Expenses:
    Selling, general and
       administrative (including
       related party) ............      13,210       14.6       6,746       19.2      25,921       15.0      12,708       17.9
    Stock-based compensation
       expense ...................          85        0.1       5,514       15.7         245        0.1       5,514        7.8
    Depreciation and amortization        6,140        6.8       1,853        5.3      10,437        6.0       2,854        4.0
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
         Total operating expenses       19,435       21.5      14,113       40.2      36,603       21.1      21,076       29.7
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
Operating loss ...................     (12,285)     (13.6)    (12,644)     (36.0)    (24,156)     (13.9)    (16,608)     (23.4)
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
Other income (expense):
    Interest expense (including
       related party) ............      (8,733)      (9.7)     (5,894)     (16.7)    (16,907)      (9.8)     (6,429)      (9.0)
    Interest income ..............         966        1.1       2,505        7.1       2,762        1.6       2,505        3.5
    Foreign exchange (loss) gain .      (2,993)      (3.3)         63        0.2      (4,381)      (2.5)       (394)      (0.6)
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
         Total other income
              (expense) ..........     (10,760)     (11.9)     (3,326)      (9.4)    (18,526)     (10.7)     (4,318)      (6.1)
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
Loss before income taxes .........     (23,045)     (25.5)    (15,970)     (45.4)    (42,682)     (24.6)    (20,926)     (29.5)
Income tax benefit ...............       1,865        2.0       3,619       10.3       5,576        3.2       3,226        4.6
                                     ---------- ----------  ---------- ----------  ---------- ----------  ----------  ---------
Net loss .........................   $ (21,180)     (23.5)% $ (12,351)     (35.1)% $ (37,106)     (21.4)% $ (17,700)     (24.9)%
                                     ========== ==========  ========== ==========  ========== ==========  ==========  =========

For the Three Months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998

     Revenues increased by $55.1 million to $90.3 million for the three months ended March 31, 1999, from $35.1 million for the three months ended March 31, 1998. The growth in revenues resulted primarily from an increase in billed customer minutes of use resulting from an increase in wholesale customers in the U.S. and Europe and an increase in retail customers in Sweden, Denmark, Norway and Finland, as well as usage increases from existing wholesale customers. Offsetting the growth in revenues during this period was a decrease in the price per billed minute to $0.191 for the three months ended March 31, 1999, from $0.217 for the three months ended March 31, 1998, as a result of increased on-net traffic and competition. For the three months ended March 31, 1999, U.S. revenues totaled $39.9 million or 44.2% of the Company's consolidated revenues and European revenues totaled $50.4 million, or 55.8% of consolidated revenues. Billed minutes of use increased by 312.1 million, to 474.0 million minutes of use for the three months ended March 31, 1999, from 161.9 million minutes of use for the three months ended March 31, 1998.

     Wholesale customers increased by 83 or 85.6%, to 180 wholesale customers at March 31, 1999 from 97 wholesale customers at March 31, 1998. As of March 31, 1999 there were approximately 49,000 retail customers in Sweden, Denmark, Finland and Norway.

     Cost of revenues increased by $49.5 million to $83.1 million for the three months ended March 31, 1999, from $33.7 million for the three months ended March 31, 1998. As a percentage of revenues, cost of revenues decreased to 92.1% for the three months ended March 31, 1999, from 95.8% for the three months ended March 31, 1998, primarily as a result of increased minutes of use on the Company's network, improved efficiencies of network fiber facilities due to higher traffic volumes and reductions in rates charged by the Company's carrier suppliers. Cost of revenues as a percentage of revenues is expected to decrease as a result of improved efficiencies of network fiber facilities due to higher traffic volumes as well as from an anticipated increase in the percentage of on-net traffic.

     Gross margin increased by $5.7 million to $7.2 million for the three months ended March 31, 1999, from $1.5 million for the three months ended March 31, 1998. As a percentage of revenues, gross margin increased to 7.9% for the three months ended March 31, 1999, from 4.2% for the three months ended March 31, 1998.

     Selling, general and administrative expenses increased by $1.0 million to $13.3 million for the three months ended March 31, 1999, from $12.3 million for the three months ended March 31, 1998, primarily as a result of the Company's increased sales, an increase in customer service, billing, collections and accounting staff required to support revenues growth. As a percentage of revenues, selling, general and administrative expenses decreased to 14.7% for the three months ended March 31, 1999, from 34.9% for the three months ended March 31, 1998. Bad debt expense was $1.6 million, or 1.7% of revenues for the three months ended March 31, 1999 compared with $568,000, or 1.6% of revenues for the three months ended March 31, 1998. Although selling, general and administrative expenses are expected to increase on an absolute basis in order to support expansion of the Company's operations, the Company expects that selling, general and administrative expenses as a percentage of revenues will continue to decrease over time.

     Depreciation and amortization increased by $4.3 million to $6.1 million for the three months ended March 31, 1999, from $1.9 million for the three months ended March 31, 1998, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

     Interest expense increased by $2.8 million to $8.7 million for the three months ended March 31, 1999, from $5.9 million for the three months ended March 31, 1998, primarily due to interest obligations on the Company's Senior Notes in the aggregate principal amount of $300 million, which were issued on January 28, 1998.

     Interest income decreased by $1.5 million to $966,000 for the three months ended March 31, 1999, from $2.5 million for the three months ended March 31, 1998 and related principally to interest on proceeds from the Senior Notes offering, which were invested in marketable securities.

     Foreign exchange (loss) gain decreased by $3.1 million to ($3.0) million for the three months ended March 31, 1999, from $63,000 for the three months ended March 31, 1998.

     Income tax benefit of $1.9 million and $3.6 million was recorded for the three months ended March 31, 1999 and 1998, respectively, related principally to the estimated tax benefits of $1.9 million and $4.0 million, respectively, utilized by Armstrong Holdings, Inc. ("AHI"). The Company had a tax charge of $393,000 for the three months ended March 31, 1998, resulting from a change in the Company's tax status as a result of the reorganization.

For the Six Months Ended March 31, 1999 as Compared to the Six Months Ended March 31, 1998

     Revenues increased by $102.3 million to $173.3 million for the six months ended March 31, 1999, from $71.0 million for the six months ended March 31, 1998. The growth in revenues resulted primarily from an increase in billed customer minutes of use resulting from an increase in wholesale customers in the U.S. and Europe and an increase in retail customers in Sweden, Denmark, Norway and Finland, as well as usage increases from existing wholesale customers. Offsetting the growth in revenues during this period was a decrease in the price per billed minute to $0.201 for the six months ended March 31, 1999, from $0.243 for the six months ended March 31, 1998, as a result of increased on-net traffic and competition. For the six months ended March 31, 1999, U.S. revenues totaled $75.9 million or 43.8% of the Company's consolidated revenues and European revenues totaled $97.3 million, or 56.2% of consolidated revenues. Billed minutes of use increased by 567.7 million, to 860.3 million minutes of use for the six months ended March 31, 1999, from 292.6 million minutes of use for the six months ended March 31, 1998.

     Wholesale customers increased by 83 or 85.6%, to 180 wholesale customers at March 31, 1999 from 97 wholesale customers at March 31, 1998. As of March 31, 1999 there were approximately 49,000 retail customers in Sweden, Denmark, Finland and Norway.

     Cost of revenues increased by $94.3 million to $160.8 million for the six months ended March 31, 1999, from $66.5 million for the six months ended March 31, 1998. As a percentage of revenues, cost of revenues decreased to

92.8% for the six months ended March 31, 1999, from 93.7% for the six months ended March 31, 1998, primarily as a result of increased minutes of use on the Company network, improved efficiencies of network fiber facilities due to higher traffic volumes and reductions in rates charged by the Company's carrier suppliers. Cost of revenues as a percentage of revenues is expected to decrease as a result of improved efficiencies of network fiber facilities due to higher traffic volumes as well as from an anticipated increase in the percentage of on-net traffic.

     Gross margin increased by $8.0 million to $12.4 million for the six months ended March 31, 1999, from $4.5 million for the six months ended March 31, 1998. As a percentage of revenues, gross margin increased to 7.2% for the six months ended March 31, 1999, from 6.3% for the six months ended March 31, 1998.

     Selling, general and administrative expenses increased by $7.9 million to $26.2 million for the six months ended March 31, 1999, from $18.2 million for the six months ended March 31, 1998, primarily as a result of the Company's increased sales, an increase in customer service, billing, collections and accounting staff required to support revenues growth. As a percentage of revenues, selling, general and administrative expenses decreased to 15.1% for the six months ended March 31, 1999, from 25.7% for the six months ended March 31, 1998. Bad debt expense was $2.8 million, or 1.6% of revenues for the six months ended March 31, 1999 compared with $828,000, or 1.2% of revenues for the six months ended March 31, 1998. Although selling, general and administrative expenses are expected to increase on an absolute basis in order to support expansion of the Company's operations, the Company expects that selling, general and administrative expenses as a percentage of revenues will continue to decrease over time.

     Depreciation and amortization increased by $7.6 million to $10.4 million for the six months ended March 31, 1999, from $2.9 million for the six months ended March 31, 1998, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

     Interest expense increased by $10.5 million to $16.9 million for the six months ended March 31, 1999, from $6.4 million for the six months ended March 31, 1998, primarily due to interest obligations on the Company's 10-1/2% Senior Notes due 2008 ("Senior Notes") in the aggregate principal amount of $300 million, which were issued on January 28, 1998.

     Interest income increased by $257,000 to $2.8 million for the six months ended March 31, 1999, from $2.5 million for the six months ended March 31, 1998 and related principally to interest on proceeds from the Senior Notes offering, which were invested in marketable securities.

     Foreign exchange loss increased by $4.0 million to $4.4 million for the six months ended March 31, 1999, from $394,000 for the six months ended March 31, 1998.

     Income tax benefit of $5.6 million and $3.2 million was recorded for the six months ended March 31, 1999 and 1998, respectively, related principally to the estimated tax benefits of $5.8 million utilized by AHI. For the three months ended March 31, 1999, the benefit was partially offset by approximately $230,000 for a tax charge in Finland. The Company had a tax charge of $393,000 for the six months ended March 31, 1998, resulting from a change in the Company's tax status as a result of the reorganization.

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

     Net cash provided by (used in) operating activities was ($24.6) million for the six months ended March 31, 1999 due principally to a net loss of $37.1 million offset in part by depreciation and amortization expense of $10.4 million.

     Net cash provided by (used in) investing activities was ($7.2) million for the six months ended March 31, 1999. Net cash used in investing activities in this period resulted from an increase in capital expenditures to expand the Company's network offset in part by the sale of marketable securities.

     Net cash provided by (used in) financing activities was ($9.1) million for the six months ended March 31, 1999. Net cash used in financing activities for the six months ended March 31, 1999 resulted from payments on existing long-term debt and capital leases.

     Non-cash financing activities for the six months ended March 31, 1999 resulted from the financing of undersea fiber circuits provided by Qwest Communications Corporation ("Qwest").

     The Company's business strategy contemplates aggregate capital expenditures of approximately $100 million during fiscal year 1999. Such capital expenditures are expected to be used primarily for international gateway switches, points of presence ("PoPs"), transmission equipment, undersea and international fiber circuits (including Indefeasible Right of Use ("IRUs") and Minimum Assignable Ownership Units ("MAOUs")) for new and existing routes and other support systems. In May 1998, the Company entered into a Memorandum of Understanding with Qwest. The agreement provides Qwest with international direct dial termination service to various destinations and provides the Company an IRU for domestic and international fiber optic capacity. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million within three years of delivery of the fiber optic capacity. Delivery of two of the capacity segments occurred during the six months ended March 31, 1999. The delivery of the remaining fiber optic capacity is expected within the next three months.

     In addition, the Company has entered into an agreement that provides the Company with an IRU for international fiber optic capacity for the Pacific Rim. Delivery of the capacity under the agreement is expected prior to November 1999. The IRU is for 15 years, for which the Company has agreed to pay $20.0 million through September 30, 2002, of which $2.5 million has already been paid as a deposit and an additional $2.5 million is expected to be paid within the next nine months. The Company has also agreed to acquire additional capacity in Europe for approximately $4.8 million. Deliveries and payment for the fiber capacity under these agreements are expected by September 30, 1999.

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

     The Company believes that the net proceeds from the offering of the Senior Notes, vendor or bank financing and cash from operations will provide the Company with sufficient capital to fund planned capital expenditures and anticipated losses and to make interest payments on the Senior Notes for at least the next twelve months. There can be no assurance, however, that the Company will achieve or, if achieved, will sustain profitability or positive cash flow from operating activities in the future.

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

   State of Readiness

     FCI, in conjunction with AHI, formed a task team in February 1998. The task team's program comprises three phases: (i) assessment of Year 2000 compliance of FCI's equipment, software and systems, (ii) a detailed inventory of these items and (iii) building and implementing a workplan and contingency plan, which includes assessing the cost in dollars and the necessary manpower, upgrading or replacing the item, and scheduling the date of compliance. The Company has completed the first two phases and expects the majority of phase three to be completed by June 30, 1999 with remaining items completed by September 30, 1999. Included in the task team's assessment is a review of the Year 2000 compliance efforts of FCI's key suppliers. Below is a more detailed breakdown of our efforts to date.

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

     Billing System and Accounting System--The Company's billing system was developed by AHI's programmers and operates on the IBM AS400. The Company believes that the billing system and the IBM AS400 are Year 2000 compliant. However, the production of accurate and timely customer invoices depends upon the generation of accurate and timely underlying data by the Company's switches. Though the switch manufacturer has represented that the Company's switches are Year 2000 compliant, there can be no assurance that such billing problems will not occur. The Company is in the process of converting its accounting system. The manufacturer has represented that this system is Year 2000 compliant and its implementation is expected to be completed by June 30, 1999.

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

     Third Party Issues

     Vendor Issues--In general, FCI's product vendors have made available either Year 2000 compliant versions of their products or new compliant products as replacements for discontinued offerings. In most cases, statements made by the Company herein as to the degree of compliance of the products in question are based on vendor-provided information, which remains subject to FCI's testing and verification activities. Testing and verification is expected to be completed by September 30, 1999. The Company is in the process of requesting information from utilities and similar service providers.

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

     Interconnecting Carriers--FCI's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse consequences due to a Year 2000 problem, the Company's customers could experience impairment of services. In addition, since many of these interconnecting carriers are also the Company's customers, a Year 2000 problem by one of these customers could result in a loss of revenues due to its inability to send traffic to the Company's network. The Company is in the process of sending correspondence to its major interconnecting carriers to determine the status of their Year 2000 compliance review.

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

                                     FaciliCom International, Inc.


Dated:   May 17, 1999                By: /s/
                                         -------------------------------
                                         Christopher S. King
                                         Vice President--Finance and
                                         Administration, Chief Financial
                                         Officer (Authorized Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer)