Form 10-Q
period 1999-06-30
FACILICOM INTERNATIONAL INC
filed 1999-08-16
CIK 1058020

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to _________________

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


                           1401 New York Avenue, NW
                                  9/th/ Floor
                            Washington, D.C. 20005
                                (202) 496-1100

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

                             YES  [X]   NO  [ ]

As of August 10, 1999, there were 226,923 shares of common stock outstanding, par value $.01 per share.

                         FACILICOM INTERNATIONAL, INC.

                                   Form 10-Q

                               TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION                                                                                  Page
          Item 1:  Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of June 30, 1999 and September 30, 1998............    3

                   Condensed Consolidated Statements of Operations and Comprehensive Income for the
                   Three Months Ended June 30, 1999 and 1998 and the Nine Months Ended June 30, 1999
                   and 1998....................................................................................    5

                   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30,
                   1999 and 1998...............................................................................    6

                   Notes to Condensed Consolidated Financial Statements........................................    8

          Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    9

          Item 3:  Quantitative and Qualitative Disclosures About Market Risk..................................   16

PART II:  OTHER INFORMATION

          Item 1:  Legal Proceedings...........................................................................   17

          Item 2:  Changes in Securities and Use of Proceeds...................................................   17

          Item 3:  Defaults upon Senior Securities.............................................................   17

          Item 4:  Submissions of Matters to a Vote of Security Holders........................................   17

          Item 5:  Other Information...........................................................................   17

          Item 6:  Exhibits and Reports on Form 8-K............................................................   17

          Signatures...........................................................................................   18

Part I:  Financial Information
Item 1:  Financial Statements

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                     June 30,   September
                                                                                      1999      30, 1998
                                                                                      ----      --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $ 18,696    $ 68,129
  Accounts receivable--net of allowance for doubtful accounts of $7,862 at
    June 30, 1999 and $4,620 at September 30, 1998................................    98,542      59,915
  Marketable securities ($31,755 at June 30, 1999 and $31,394 at September 30,
    1998 restricted)..............................................................    31,755      70,092
  Prepaid expenses and other current assets.......................................     6,067       6,060
                                                                                    --------    --------
    Total current assets..........................................................   155,060     204,196
                                                                                    --------    --------
PROPERTY AND EQUIPMENT:
  Transmission and communications equipment.......................................   121,838      97,849
  Transmission and communications equipment--leased...............................    69,178      17,162
  Furniture, fixtures and other...................................................    19,874      11,154
                                                                                    --------    --------
                                                                                     210,890     126,165
  Less accumulated depreciation and amortization..................................   (25,122)    (10,417)
                                                                                    --------    --------
  Net property and equipment......................................................   185,768     115,748
                                                                                    --------    --------
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of $2,846 at June 30, 1999
    and $1,673 and September 30, 1998.............................................     4,949       5,630
  Debt issue costs, net of accumulated amortization of $1,527 at June 30, 1999
  and $744 and September 30, 1998.................................................     8,913       9,696
  Advances to affiliates..........................................................       550         490
  Marketable securities-restricted................................................    29,525      43,124
                                                                                    --------    --------
    Total other assets............................................................    43,937      58,940
                                                                                    --------    --------
TOTAL ASSETS......................................................................  $384,765    $378,884
                                                                                    ========    ========

           See notes to condensed consolidated financial statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                              June 30,   September
                                                                                                1999     30, 1998
                                                                                                ----     --------
LIABILITIES AND CAPITAL ACCOUNTS
CURRENT LIABILITIES:
  Accounts payable.........................................................................  $  95,269   $  63,802
  Accounts payable--transmission equipment.................................................     29,344      24,668
  Accounts payable--related party..........................................................      1,810         332
  Accrued interest.........................................................................     14,938       7,109
  Other current obligations................................................................     23,538      12,610
  Line of credit...........................................................................     10,000          --
  Capital lease obligations due within one year............................................     11,490       3,407
  Long-term debt due within one year.......................................................        347         394
                                                                                             ---------   ---------
     Total current liabilities.............................................................    186,736     112,322
                                                                                             ---------   ---------
OTHER LIABILITIES:
  Capital lease obligations................................................................      4,004       4,791
  Long-term debt...........................................................................    300,162     300,346
                                                                                             ---------   ---------
     Total other liabilities...............................................................    304,166     305,137
                                                                                             ---------   ---------

COMMITMENTS AND CONTINGENCIES

CAPITAL ACCOUNTS:
  Common stock, $.01 par value--300,000 shares authorized; 226,923 and 225,741
     issued and outstanding at June 30, 1999 and September 30, 1998, respectively..........          2           2
  Additional paid-in capital...............................................................     37,658      36,534
  Stock-based compensation.................................................................      5,546       6,305
  Holding gain on marketable securities....................................................         --          24
  Foreign currency translation adjustments.................................................     (5,819)      3,450
  Accumulated deficit......................................................................   (143,524)    (84,890)
                                                                                             ---------   ---------
     Total capital accounts................................................................   (106,137)    (38,575)
                                                                                             ---------   ---------
TOTAL LIABILITIES AND CAPITAL ACCOUNTS.....................................................  $ 384,765   $ 378,884
                                                                                             =========   =========

           See notes to condensed consolidated financial statements.

                 FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                (in thousands)
                                  (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   1999           1998            1999           1998
                                               -------------  -------------  --------------  -------------
Revenues.....................................      $106,438       $ 46,192        $279,695       $117,146
Cost of revenues.............................        96,443         47,987         257,253        114,473
                                                   --------       --------        --------       --------
Gross margin.................................         9,995         (1,795)         22,442          2,673
                                                   --------       --------        --------       --------
Operating Expenses:
    Selling, general and administrative......        13,354          8,678          38,073         20,917
    Stock-based compensation expense.........           119            192             364          5,706
    Related party expense....................         1,079            448           2,281            917
    Depreciation and amortization............         6,458          2,460          16,895          5,314
                                                   --------       --------        --------       --------
         Total operating expenses............        21,010         11,778          57,613         32,854
                                                   --------       --------        --------       --------
Operating loss...............................       (11,015)       (13,573)        (35,171)       (30,181)
                                                   --------       --------        --------       --------
Other income (expense):
    Interest expense-related party...........            --            (15)             --           (195)
    Interest expense.........................        (8,783)        (8,095)        (25,690)       (14,344)
    Interest income..........................           884          3,089           3,646          5,594
    Gain on settlement agreement.............            --            791              --            791
    Foreign exchange (loss) gain.............           (56)          (261)         (1,346)          (655)
                                                   --------       --------        --------       --------
         Total other income (expense)........        (7,955)        (4,491)        (23,390)        (8,809)
                                                   --------       --------        --------       --------
Loss before income taxes.....................       (18,970)       (18,064)        (58,561)       (38,990)
Income tax benefit...........................         1,106          3,249           6,682          6,475
                                                   --------       --------        --------       --------
Net loss.....................................       (17,864)       (14,815)        (51,879)       (32,515)
Other comprehensive income:
    Foreign currency translation adjustment..        (3,465)           178          (9,269)           561
                                                   --------       --------        --------       --------
Total comprehensive loss.....................      $(21,329)      $(14,637)       $(61,148)      $(31,954)
                                                   ========       ========        ========       ========

           See notes to condensed consolidated financial statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                       1999         1998
                                                                    -----------  -----------
Cash flows from operating activities:
   Net loss.......................................................    $(51,879)   $ (32,515)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization..................................      16,895        5,314
   Non-cash stock-based compensation..............................         364        5,706
   Non-cash income tax benefit....................................      (6,753)      (6,569)
   Amortization of bond discount..................................      (1,789)         762
   Changes in operating assets and liabilities:
     Accounts receivable..........................................     (38,627)     (19,881)
     Prepaid expenses and other current assets....................          (7)      (7,595)
     Accounts payable and other current liabilities...............      50,224       30,720
     Accounts payable--related party..............................       1,478         (228)
     Advance to affiliate.........................................        (196)      (2,018)
                                                                      --------    ---------
   Net cash used in operating activities..........................     (30,290)     (26,304)
                                                                      --------    ---------

Cash flows from investing activities:
   Purchase of investments in subsidiaries........................          --       (4,652)
   Purchase of investments in available-for-sale securities.......      (7,407)     (64,234)
   Maturities of available-for-sale securities....................      13,378        1,769
   Sales of available-for-sale securities.........................      32,798        4,037
   Purchase of investments in held-to-maturity securities.........      (1,164)     (86,549)
   Maturities of investments in held-to-maturity securities.......      16,120           --
   Purchases of property and equipment............................     (72,288)     (35,877)
   Other..........................................................         331           44
                                                                      --------    ---------
   Net cash used in investing activities..........................     (18,232)    (185,462)
                                                                      --------    ---------

Cash flows (used in) provided by financing activities:
   Excess capital contributions...................................          --       13,750
   Proceeds from debt issuance....................................          --      300,000
   Proceeds from line of credit...................................      10,000           --
   Payment of debt issuance costs.................................          --      (10,305)
   Payments of long-term debt and capital leases..................     (10,742)     (12,823)
                                                                      --------    ---------
   Net cash (used in) provided by financing activities............        (742)     290,622
                                                                      --------    ---------

Effect of exchange rate changes on cash...........................        (169)         561
                                                                      --------    ---------
(Decrease) increase in cash and cash equivalents..................     (49,433)      79,417
Cash and cash equivalents, beginning of period....................      68,129        1,016
                                                                      --------    ---------
Cash and cash equivalents, end of period..........................    $ 18,696    $  80,433
                                                                      ========    =========

Supplemental cash flow information:
   Interest paid..................................................    $ 17,861    $   1,181
                                                                      ========    =========

                                                   (Footnotes on following page)

           See notes to condensed consolidated financial statements.

________
NONCASH TRANSACTIONS:
(a) For the nine months ended June 30, 1998, the majority owner converted $6,250 of loans into capital and a $162 receivable was forgiven as part of the purchase of minority interest which reduced prepaid expenses and other current assets and increased goodwill.
(b) FCI received property and equipment under capital leases and financing agreements, which increased property and equipment and long-term obligations $17,807 and $10,755 in the nine months ended June 30, 1999 and 1998, respectively. In addition, for the nine months ended June 30, 1999 and 1998, FCI received equipment, which increased property and equipment and accounts payable transmission equipment by $4,676 and $25,774, respectively.
(c) FCI recognized a tax benefit of $6,753 and $6,569 for the nine months ended June 30, 1999 and 1998, respectively. In accordance with the tax sharing agreement with Armstrong Holdings, Inc. ("AHI") entered into on December 22, 1997, FCI recorded a dividend to AHI for the amount of the benefit to be realized by AHI.

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

3.  LONG-TERM DEBT

In May 1998, the Company entered into a Memorandum of Understanding with Qwest Communications Corporation ("Qwest"). The agreement provides Qwest with international direct dial termination service to various destinations and provides the Company an Indefeasible Right of Use ("IRU") for domestic and international fiber optic capacity. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million. Delivery of two of the capacity segments occurred during the nine months ended June 30, 1999. The delivery of the remaining capacity is expected within the next three months. The Company has recorded a liability of $17.8 million related to the two capacity segments that were delivered during the nine months ended June 30, 1999.

4.  CREDIT FACILITY

On May 24, 1999, the Company entered into a $35.0 million revolving credit facility with Key Corporate Capital, Inc. (Key) which will mature on May 23, 2000. As of June 30, 1999, the Company had $10.0 million outstanding under the credit facility. The facility will be used to fund working capital needs as well as general corporate purposes and has certain restrictive covenants. The credit facility contains interest rate options based upon LIBOR or Prime, plus applicable margin percentages.

5.  LITIGATION

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

Overview

  FCI is a rapidly growing multinational carrier focused on providing international wholesale telecommunications services to other carriers worldwide. As a facilities-based carrier, the Company seeks primarily to provide service over its facilities and international transmission capacity owned or leased on a fixed-cost basis ("on-net"). The Company believes that it is better able to control the quality and the termination costs of on-net traffic and that increasing the proportion of on-net traffic significantly improves the Company's gross margins. For the nine months ended June 30, 1999, 41.7% of the Company's wholesale international traffic was terminated on-net and 58.3% was terminated by other long distance carriers pursuant to resale and operating agreements between the Company and such carriers ("off-net"). The Company's expanding facility-based network will enable the Company to increase the percentage of on-net traffic.

  The Company provides its services over a carrier-grade international network consisting of international gateway switches, transmission capacity owned or leased on a fixed-cost basis and various multinational termination agreements and resale arrangements with other long distance providers. FCI began generating revenues in July 1995 through it's acquisition of FCI-Sweden, formerly Nordiska Tele8 AB. Since that time the Company has installed or acquired 16 additional international gateway switches in the United States (New York, New Jersey, Los Angeles and Miami) and Europe (United Kingdom, The Netherlands, Germany, Sweden, Finland, Denmark, France, Norway, Switzerland, Italy, Austria, Spain and Belgium).

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

Results of Operations

     The following table sets forth, for the periods indicated, certain unaudited financial data and related percentage of revenues (dollars in thousands):

                                             Three Months Ended June 30,                Nine Months Ended June 30,
                                             ---------------------------                --------------------------
                                               1999                1998                  1999                1998
                                        -------------------------------------------------------------------------------
                                            $         %         $         %           $         %         $         %
                                        -------------------------------------------------------------------------------
Revenues..............................  $106,438    100.0%  $ 46,192    100.0%    $279,695    100.0%  $117,146    100.0%
Cost of revenues......................    96,443     90.6     47,987    103.9      257,253     92.0    114,473     97.7
                                        --------   ------   --------   ------     --------   ------   --------   ------
Gross margin..........................     9,995      9.4     (1,795)    (3.9)      22,442      8.0      2,673      2.3
                                        --------   ------   --------   ------     --------   ------   --------   ------
Operating Expenses:
    Selling, general and
       Administrative (including
       related party).................    14,433     13.5      9,126     19.8       40,354     14.5     21,834     18.6
    Stock-based compensation
       Expense........................       119      0.1        192      0.4          364      0.1      5,706      4.9
    Depreciation and amortization.....     6,458      6.1      2,460      5.3       16,895      6.0      5,314      4.5
                                        --------   ------   --------   ------     --------   ------   --------   ------
         Total operating expenses.....    21,010     19.7     11,778     25.5       57,613     20.6     32,854     28.1
                                        --------   ------   --------   ------     --------   ------   --------   ------
Operating loss........................   (11,015)   (10.3)   (13,573)   (29.4)     (35,171)   (12.6)   (30,181)   (25.8)
                                        --------   ------   --------   ------     --------   ------   --------   ------
Other income (expense):
    Interest expense (including
       related party).................    (8,783)    (8.3)    (8,110)   (17.6)     (25,690)    (9.2)   (14,539)   (12.4)
    Interest income...................       884      0.8      3,089      6.7        3,646      1.3      5,594      4.8
    Gain on settlement agreement......        --                 791      1.7                              791      0.7
    Foreign exchange (loss) gain......       (56)    (0.0)      (261)    (0.6)      (1,346)    (0.5)      (655)    (0.6)
                                        --------   ------   --------   ------     --------   ------   --------   ------
         Total other income (expense).    (7,955)    (7.5)    (4,491)    (9.7)     (23,390)    (8.4)    (8,809)    (7.5)
                                        --------   ------   --------   ------     --------   ------   --------   ------
Loss before income taxes..............   (18,970)   (17.8)   (18,064)   (39.1)     (58,561)   (21.0)   (38,990)   (33.3)
Income tax benefit....................     1,106      1.0      3,249      7.0        6,682      2.4      6,475      5.5
                                        --------   ------   --------   ------     --------   ------   --------   ------
Net loss..............................  $(17,864)   (16.8)% $(14,815)   (32.1)%   $(51,879)   (18.6)% $(32,515)   (27.8)%
                                        ========   ======   ========   ======     ========   ======   ========   ======

For the Three Months Ended June 30, 1999 as Compared to the Three Months Ended June 30, 1998

     Revenues increased by $60.2 million to $106.4 million for the three months ended June 30, 1999, from $46.2 million for the three months ended June 30, 1998. The growth in revenues resulted primarily from an increase in billed customer minutes of use generated from an increase in wholesale customers in the U.S. and Europe. Many of the new wholesale customers relate to newly deployed and activated switch facilities in Europe. Offsetting the growth in billed customer minutes of use during this period was a decrease in the price per billed minute to $0.181 for the three months ended June 30, 1999, from $0.219 for the three months ended June 30, 1998. The unit revenue decrease is the combined result of increases in the percentage of on-net traffic and increased competition. For the three months ended June 30, 1999, U.S. revenues totaled $45.7 million or 42.9% of the Company's consolidated revenues and European revenues totaled $60.8 million, or 57.1% of consolidated revenues. Billed minutes of use increased by 371.9 million, to 582.6 million minutes of use for the three months ended June 30, 1999, from 210.7 million minutes of use for the three months ended June 30, 1998.

     Wholesale customers increased by 106 or 93.0%, to 220 wholesale customers at June 30, 1999 from 114 wholesale customers at June 30, 1998. As of June 30, 1999 there were approximately 51,726 retail customers in Sweden, Denmark, Finland and Norway.

     Cost of revenues increased by $48.5 million to $96.4 million for the three months ended June 30, 1999, from $48.0 million for the three months ended June 30, 1998. As a percentage of revenues, cost of revenues decreased to 90.6% for the three months ended June 30, 1999, from 103.9% for the three months ended June 30, 1998, primarily as a result of increased minutes of use on the Company's network, improved efficiencies of network fiber facilities due to higher traffic volumes and reductions in rates charged by the Company's carrier suppliers. Cost of revenues as a percentage of revenues is expected to decrease as a result of improved efficiencies of network fiber facilities due to higher traffic volumes as well as from an anticipated increase in the percentage of on-net traffic.

     Gross margin increased by $11.8 million to $10.0 million for the three months ended June 30, 1999, from ($1.8) million for the three months ended June 30, 1998. As a percentage of revenues, gross margin increased to 9.4% for the three months ended June 30, 1999, from (3.9%) for the three months ended June 30, 1998.

     Selling, general and administrative expenses increased by $5.2 million to $14.6 million for the three months ended June 30, 1999, from $9.3 million for the three months ended June 30, 1998, primarily as a result of the Company's increased sales and an increase in customer service, billing, collections and accounting staff required to support revenues growth. As a percentage of revenues, selling, general and administrative expenses decreased to 13.6% for the three months ended June 30, 1999, from 20.2% for the three months ended June 30, 1998. Bad debt expense was $1.8 million, or 1.7% of revenues for the three months ended June 30, 1999 compared with $882,000, or 1.9% of revenues for the three months ended June 30, 1998. Although selling, general and administrative expenses are expected to increase on an absolute basis in order to support expansion of the Company's operations, the Company expects that selling, general and administrative expenses as a percentage of revenues will continue to decrease over time.

     Depreciation and amortization increased by $4.0 million to $6.5 million for the three months ended June 30, 1999, from $2.5 million for the three months ended June 30, 1998, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

     Interest expense increased by $0.7 million to $8.8 million for the three months ended June 30, 1999, from $8.1 million for the three months ended June 30, 1998, primarily due to an increase in the total amount of capital lease and other debt obligations.

     Interest income decreased by $2.2 million to $884,000 for the three months ended June 30, 1999, from $3.1 million for the three months ended June 30, 1998 as the proceeds from the Senior Notes offering have been used to service interest payments and fund capital expenditures.

     Foreign exchange loss decreased by $205,000 to $56,000 for the three months ended June 30, 1999, from $261,000 for the three months ended June 30, 1998.

     Income tax benefit of $951,000 and $3.2 million was recorded for the three months ended June 30, 1999 and 1998, respectively, related principally to estimated tax benefits utilized by Armstrong Holdings, Inc. ("AHI").

For the Nine Months Ended June 30, 1999 as Compared to the Nine Months Ended June 30, 1998

     Revenues increased by $162.5 million to $279.7 million for the nine months ended June 30, 1999, from $117.1 million for the nine months ended June 30, 1998. The growth in revenues resulted primarily from an increase in billed customer minutes of use generated from an increase in wholesale customers in the U.S. and Europe. Many of the new wholesale customers relate to newly deployed and activated switch facilities in Europe. Offsetting the growth in billed customer minutes of use during this period was a decrease in the price per billed minute to $0.194 for the nine months ended June 30, 1999, from $0.233 for the nine months ended June 30, 1998. The unit revenue decrease is the combined result of increases in the percentage of on-net traffic and increased competition. For the nine months ended June 30, 1999, U.S. revenues totaled $121.6 million or 43.5% of the Company's consolidated revenues and European revenues totaled $158.1 million, or 56.5% of consolidated revenues. Billed minutes of use increased by 935.3 million, to 1,438.7 million minutes of use for the nine months ended June 30, 1999, from 503.3 million minutes of use for the nine months ended June 30, 1998.

     Wholesale customers increased by 106 or 93.0%, to 220 wholesale customers at June 30, 1999 from 114 wholesale customers at June 30, 1998. As of June 30, 1999 there were approximately 51,726 retail customers in Sweden, Denmark, Finland and Norway.

     Cost of revenues increased by $142.8 million to $257.3 million for the nine months ended June 30, 1999, from $114.5 million for the nine months ended June 30, 1998. As a percentage of revenues, cost of revenues decreased to 92.0% for the nine months ended June 30, 1999, from 97.7% for the nine months ended June 30, 1998, primarily as a result of increased minutes of use on the Company network, improved efficiencies of network fiber facilities due to higher traffic volumes and reductions in rates charged by the Company's carrier suppliers.
Cost of revenues as a
percentage of revenues is expected to decrease as a result of improved efficiencies of network fiber facilities due to higher traffic volumes as well as from an anticipated increase in the percentage of on-net traffic.

     Gross margin increased by $19.8 million to $22.4 million for the nine months ended June 30, 1999, from $2.7 million for the nine months ended June 30, 1998. As a percentage of revenues, gross margin increased to 8.0% for the nine months ended June 30, 1999, from 2.3% for the nine months ended June 30, 1998.

     Selling, general and administrative expenses increased by $13.2 million to $40.7 million for the nine months ended June 30, 1999, from $27.5 million for the nine months ended June 30, 1998, primarily as a result of the Company's increased sales, an increase in customer service, billing, collections and accounting staff required to support revenues growth. Offsetting these increased expenses was a reduction in stock-based compensation related to the Company's stock options. As a percentage of revenues, selling, general and administrative expenses decreased to 14.6% for the nine months ended June 30, 1999, from 23.5% for the nine months ended June 30, 1998. Bad debt expense was $4.6 million, or 1.6% of revenues for the nine months ended June 30, 1999 compared with $1.8 million, or 1.5% of revenues for the nine months ended June 30, 1998. Although selling, general and administrative expenses are expected to increase on an absolute basis in order to support expansion of the Company's operations, the Company expects that selling, general and administrative expenses as a percentage of revenues will continue to decrease over time.

     Depreciation and amortization increased by $11.6 million to $16.9 million for the nine months ended June 30, 1999, from $5.3 million for the nine months ended June 30, 1998, primarily due to increased capital expenditures incurred in connection with the deployment and expansion of the Company's network.

     Interest expense increased by $11.2 million to $25.7 million for the nine months ended June 30, 1999, from $14.5 million for the nine months ended June 30, 1998, primarily due to interest obligations on the Company's 10-1/2% Senior Notes due 2008 ("Senior Notes") in the aggregate principal amount of $300 million, which were issued on January 28, 1998.

     Interest income decreased by $1.9 million to $3.6 million for the nine months ended June 30, 1999, from $5.6 million for the nine months ended June 30, 1998 as the proceeds from the Senior Notes offering have been used to service interest payments and fund capital expenditures.

     Foreign exchange loss increased by $0.7 million to $1.3 million for the nine months ended June 30, 1999, from $655,000 for the nine months ended June 30, 1998.

     Income tax benefit of $6.7 million and $6.5 million was recorded for the nine months ended June 30, 1999 and 1998, respectively, related principally to the estimated tax benefits utilized by AHI.

Liquidity and Capital Resources

     The Company has incurred significant operating losses and negative cash flows as a result of the development and operation of its network, including the acquisition and maintenance of switches and undersea fiber optic capacity. The Company has financed its growth primarily through equity, a credit facility provided by Armstrong International Telecommunications, Inc. ("AIT"), credit facilities with two equipment vendors, capital lease financing, the proceeds from the $300 million offering of Senior Notes and proceeds from a line of credit.

     Net cash provided by (used in) operating activities was ($30.3) million for the nine months ended June 30, 1999 due principally to a net loss of $51.9 million offset in part by depreciation and amortization expense of $16.9 million.

     Net cash provided by (used in) investing activities was ($18.2) million for the nine months ended June 30, 1999. Net cash used in investing activities in this period resulted from an increase in capital expenditures to expand the Company's network offset in part by the sale of marketable securities.

     Net cash provided by (used in) financing activities was ($742,000) for the nine months ended June 30, 1999. Net cash used in financing activities for the nine months ended June 30, 1999 resulted from payments on existing long-term debt and capital leases offset in part by proceeds from the recent line of credit bank facility.

     In May 1999, the Company obtained a one-year, $35 million credit facility with Key Corporate Capital, Inc. The Company uses the proceeds of this credit facility for working capital and for general corporate purposes. At June 30, 1999, the Company had $10.0 million in borrowings under this credit facility.

     Non-cash financing activities for the nine months ended June 30, 1999 resulted from the financing of fiber circuits provided by Qwest
Communications Corporation ("Qwest").

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

     In May 1998, the Company entered into a Memorandum of Understanding with Qwest. The agreement provides Qwest with international direct dial termination service to various destinations and provides the Company an IRU for domestic and international fiber optic capacity. The IRU is for twenty-five years, for which the Company has agreed to pay $24 million within three years of delivery of the fiber optic capacity. Delivery of two of the capacity segments occurred during the nine months ended June 30, 1999. The delivery of the remaining fiber optic capacity is expected within the next three months.

     In addition, the Company has entered into an agreement that provides the Company with an IRU for international fiber optic capacity for the Pacific Rim. Delivery of the capacity under the agreement is expected prior to April 2000. The IRU is for 15 years, for which the Company has agreed to pay $20.0 million through September 30, 2002, of which $2.5 million has already been paid as a deposit and an additional $2.5 million is expected to be paid on April 30, 2000. The Company has also agreed to acquire additional capacity in Europe for approximately $1.1 million. Deliveries and payment for the fiber capacity under this agreement is expected by September 30, 1999.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has yet to determine any impact the implementation of the standard will have on the Company's financial position or results of operations.

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

     State of Readiness

     FCI, in conjunction with AHI, formed a task team in February 1998. The task team's program comprised three phases: (i) assessment of Year 2000 compliance of FCI's equipment, software and systems, (ii) a detailed inventory of these items and (iii) building and implementing a workplan and contingency plan, which includes assessing the cost in dollars and the necessary manpower, upgrading or replacing the item, and scheduling the date of compliance. As of June 30, 1999, the Company had substantially completed all phases of the program with total completion expected to be completed by September 30, 1999. Included in the task team's assessment was a review of the Year 2000 compliance efforts of FCI's key suppliers. Below is a more detailed breakdown of their efforts.

     Internal Issues

     Network elements--The Company's main concern is the switching equipment and peripherals, and other vendor components that are time and date sensitive. The Company has upgraded all of its networks with the compliant software, except for one switch in Finland, which the Company plans to replace the switch with a new Year 2000 compliant switch by October 31, 1999. In addition, the Company has completed the software upgrade for its Passport equipment which allows the Company to compress its traffic thereby allowing more traffic to be carried over a single fiber optic cable. The Company's transmission equipment is currently Year 2000 "Friendly", which means the manufacturer has represented that the software releases will not experience any service-affecting issues upon rollover into the new millennium. Although the Company expects that it will be able to resolve Year 2000 problems with workarounds, there can be no assurance that such workarounds will be successful.

     Billing System and Accounting System--The Company's billing system was developed by AHI's programmers and operates on an IBM AS400. The Company believes that the billing system and the IBM AS400 are Year 2000 compliant. However, the production of accurate and timely customer invoices depends upon the generation of accurate and timely underlying data by the Company's switches. Though the switch manufacturer has represented that the Company's switches are Year 2000 compliant, there can be no assurance that such billing problems will not occur. The Company is in the process of converting its accounting system. The manufacturer has represented that this system is Year 2000 compliant and its implementation is expected to be completed by September 30, 1999.

     Information Systems--The Company's upgrade of its information systems is in progress. The Company believes that all of the Company's hardware equipment, including the equipment it relies upon at AHI, is Year 2000 compliant. All of the Company's software products are Year 2000 compliant. Substantially all software applications have been modified or upgraded for Year 2000 compliance. Additionally, all the Company's workstations and laptops have been upgraded for Year 2000 compliance.

     Third Party Issues

     Vendor Issues--In general, FCI's product vendors have made available either Year 2000 compliant versions of their products or new compliant products as replacements for discontinued offerings. In most cases, statements made by the Company herein as to the degree of compliance of the products in question are based on vendor-provided information, which remains subject to FCI's testing and verification activities. Testing and verification are expected to be completed by September 30, 1999. The Company is in the process of requesting information from utilities and similar service providers.

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

     Contingency Plan

     At this time, the Company has prepared the conceptual framework for its contingency plan. Completion of the plan is expected by September 30, 1999.


Item 3: Quantitative and Qualitative Disclosures about Market Risk

Currency Risk

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

Interest Rate Risk

     The Company also has market risk exposure related to interest rate risk as the Company maintains Senior Notes at a fixed interest rate and a credit facility at a variable interest rate. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

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

Item 6:   Exhibits and Reports on Form 8-K:

          A.   Exhibits

               Exhibit No.    Exhibits
               -----------

               10.22          Loan Agreement between FaciliCom International,
                              L.L.C. and Key Corporate Capital, Inc. dated May
                              24, 1999
               27             Financial Data Schedule

          B.   Reports on Form 8-K

               There were no reports on Form 8-K filed during the period.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FaciliCom International, Inc.


Dated:  August 16, 1999            By: /s/
                                      ---------------------------
                                      Christopher S. King
                                      Vice President--Finance and
                                      Administration, Chief Financial
                                      Officer (Authorized Officer, Principal
                                      Financial Officer and Principal
                                      Accounting Officer)