Form 10-Q/A
period 1999-03-31
FACILICOM INTERNATIONAL INC
filed 1999-08-30
CIK 1058020

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the Transition Period from                           to

                       Commission File Number: 333-48371

                         FACILICOM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                     52-2065185
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)


      1401 New York Avenue, NW
      9th Floor
      Washington, D.C.                                        20005
      (Address principal executive offices)                 (Zip Code)

      Registrant's Telephone Number, Including Area Code (202) 496-1100

      N/A
      Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [ ]

As of August 25, 1999, there were 226,923 shares of common stock outstanding, par value $.01 per share.

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                            March 31,       September 30,
                                                                                              1999             1998
                                                                                          ---------------  ---------------
ASSETS                                                                                     (As Restated,
                                                                                            See Note 5)
CURRENT ASSETS:
     Cash and cash equivalents                                                              $  24,517       $  68,129
     Accounts receivable--net of allowance for doubtful accounts of $6,238 at
          March 31, 1999 and $4,620 at September 30, 1998...............................       76,087          59,915
     Marketable securities ($31,612 at March 31, 1999 and $31,394 at September 30,
          1998 restricted) .............................................................       31,612          70,092
     Prepaid expenses and other current assets..........................................        6,406           6,060
                                                                                          -----------      -----------
          Total current assets..........................................................      138,622         204,196
                                                                                            ---------       ---------
PROPERTY AND EQUIPMENT:
     Transmission and communications equipment..........................................      120,861          97,849
     Transmission and communications equipment--leased...................................      65,814          17,162
     Furniture, fixtures and other......................................................       18,329          11,154
                                                                                            ----------      ----------
                                                                                              205,004         126,165
     Less accumulated depreciation and amortization.....................................      (19,430)        (10,417)
                                                                                            ---------       ---------
          Net property and equipment                                                          185,574         115,748
                                                                                            ---------        --------
OTHER ASSETS:
     Intangible assets, net of accumulated amortization of $2,385 at March 31, 1999
          and $1,673 and September 30, 1998.............................................        5,229           5,630
     Debt issue costs, net of accumulated amortization of $1,266 at March 31, 1999
          and $744 and September 30, 1998...............................................        9,174           9,696
     Advances to affiliates.............................................................          549             490
     Marketable securities-restricted...................................................       29,143          43,124
                                                                                           ----------      ----------
           Total other assets...........................................................       44,095          58,940
                                                                                           ----------      ----------
TOTAL ASSETS...........................................................................      $368,291        $378,884
                                                                                             ========        ========

           See notes to condensed consolidated financial statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                           March 31,     September 30,
                                                                                             1999            1998
                                                                                        --------------  --------------
LIABILITIES AND CAPITAL ACCOUNTS                                                        (As Restated,
                                                                                         See Note 5)

CURRENT LIABILITIES:
     Accounts payable...................................................................    $  76,903        $  63,802
     Accounts payable--transmission equipment............................................      25,172           24,668
     Accounts payable--related party.....................................................         603              332
     Accrued interest...................................................................        6,917            7,109
     Other current obligations..........................................................       25,026           12,610
     Capital lease obligations due within one year......................................       13,265            3,407
     Long-term debt due within one year.................................................          394               394
                                                                                          ------------      ------------
          Total current liabilities.....................................................      148,280          112,322
                                                                                            ---------        ---------
OTHER LIABILITIES:
     Capital lease obligations..........................................................        3,840            4,791
     Long-term debt.....................................................................      300,150          300,346
                                                                                            ---------        ---------
          Total other liabilities.......................................................      303,990          305,137
                                                                                            ---------        ---------
COMMITMENTS AND CONTINGENCIES

CAPITAL ACCOUNTS:
     Common stock, $.01 par value--300,000 shares authorized; 225,741 issued and
          outstanding at March 31, 1999 and September 30, 1998..........................            2                2
     Additional paid-in capital.........................................................       36,534           36,534
     Stock-based compensation...........................................................        6,550            6,305
     Holding gain on marketable securities..............................................           --               24
     Foreign currency translation adjustments...........................................       (2,354)           3,450
     Accumulated deficit................................................................     (124,711)         (84,890)
                                                                                            ---------       ----------
          Total capital accounts........................................................      (83,979)         (38,575)
                                                                                           ----------       ----------
TOTAL LIABILITIES AND CAPITAL ACCOUNTS.................................................      $368,291         $378,884
                                                                                             ========         ========

           See notes to condensed consolidated financial statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                (in thousands)
                                  (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                          March 31,                     March 31,
                                                          ---------                     ---------
                                                      1999           1998           1999           1998
                                                      ----           ----           ----           ----
                                                 (As Restated,                  (As Restated,
                                                  See Note 5)                    See Note 5)
Revenues.....................................      $90,292        $ 35,146       $173,257        $ 70,954
Cost of revenues.............................       83,142          33,677        160,810          66,486
                                                  --------       ---------      ---------       ----------
Gross margin ................................        7,150           1,469         12,447           4,468
                                                  --------       ---------      ---------       ----------
Operating Expenses:
    Selling, general and administrative......       12,568           6,492         24,719          12,239
    Stock-based compensation expense.........           85           5,514            245           5,514
    Related party expense....................          642             254          1,202             469
    Depreciation and amortization............        6,140           1,853         10,437            2,854
                                                 ----------      ----------    ----------       -----------
         Total operating expenses............       19,435           14,113        36,603           21,076
                                                 ---------       ----------    ----------       ----------
Operating loss...............................      (12,285)        (12,644)       (24,156)        (16,608)
                                                 ---------       ---------     ----------       ---------
Other income (expense):
    Interest expense-related party...........           --              --             --            (180)
    Interest expense.........................       (8,733)         (5,894)       (16,907)         (6,249)
    Interest income..........................          966           2,505          2,762           2,505
    Foreign exchange (loss) gain.............           98              63         (1,290)           (394)
                                                    ------       ------------  ----------       ----------

         Total other income (expense) .......       (7,669)         (3,326)       (15,435)         (4,318)
                                                  --------       ----------     ---------       ----------
Loss before income taxes.....................      (19,954)        (15,970)       (39,591)        (20,926)
Income tax benefit...........................        1,865           3,619          5,576           3,226
                                                 ----------      ----------    -----------      ----------
Net loss.....................................      (18,089)        (12,351)       (34,015)        (17,700)
Other comprehensive income:
    Foreign currency translation adjustment..       (5,826)            159         (5,804)            383
                                                 ----------      -----------   ------------     -----------
Total comprehensive loss.....................     $(23,915)       $(12,192)     $ (39,819)       $(17,317)
                                                  =========       =========     ==========       =========

           See notes to condensed consolidated financial statements.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                       1999          1998
                                                                                       ----          ----
                                                                                  (As Restated,
                                                                                   See Note 5)
Cash flows from operating activities:
     Net loss...................................................................    $(34,015)      $ (17,700)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................      10,437           2,854
     Non-cash stock-based compensation..........................................         245           5,514
     Non-cash income tax benefit................................................      (5,806)         (3,226)
     Amortization of bond discount..............................................      (1,288)           (386)
     Changes in operating assets and liabilities:
         Accounts receivable....................................................     (16,172)        (10,495)
         Prepaid expenses and other current assets..............................        (346)         (3,348)
         Accounts payable and other current liabilities.........................      25,325          14,169
         Accounts payable--related party.........................................        271            (279)
         Advance to affiliate...................................................        (195)           (668)
                                                                                  -----------      ---------
     Net cash used in operating activities......................................     (21,544)        (13,565)
                                                                                   ---------       ---------
Cash flows from investing activities:
     Purchase of investments in subsidiaries....................................          --            (588)
     Purchase of investments in available-for-sale securities...................      (7,407)        (51,617)
     Maturities of available-for-sale securities................................      13,378              --
     Sales of available-for-sale securities.....................................      32,798              --
     Purchase of investments in held-to-maturity securities.....................      (1,164)        (86,549)
     Maturities of investments in held-to-maturity securities...................      16,120              --
     Purchases of property and equipment........................................     (60,528)        (14,960)
     Other......................................................................        (365)            (64)
                                                                                  -----------      ---------
     Net cash used in investing activities......................................      (7,168)       (153,778)
                                                                                  ----------       ---------
Cash flows (used in) provided by financing activities:
     Excess capital contributions...............................................          --          13,750
     Proceeds from debt issuance................................................          --         300,000
     Payment of debt issuance costs.............................................          --          (9,896)
     Payments of long-term debt and capital leases..............................      (9,096)        (12,487)
                                                                                  ----------      -----------
     Net cash (used in) provided by financing activities........................      (9,096)        291,367
                                                                                  ----------      ----------
Effect of exchange rate changes on cash.......................................        (5,804)            383
                                                                                  ----------      ----------
(Decrease) increase in cash and cash equivalents..............................       (43,612)        124,407
Cash and cash equivalents, beginning of period................................        68,129           1,016
                                                                                   ---------      -----------
Cash and cash equivalents, end of period......................................      $ 24,517        $125,423
                                                                                    ========        ========
Supplemental cash flow information:
     Interest paid..............................................................    $ 17,099      $       998
                                                                                    ========      ===========

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

4.    LITIGATION

The Company is involved in various claims and possible actions arising in the normal course of its business. Although the ultimate outcome of these claims cannot be ascertained at this time, it is the opinion of the Company's management, based on its knowledge of the facts and advice of counsel, that the resolution of such claims and actions will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

                FACILICOM INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.    RESTATEMENT

Subsequent to the issuance of the Company's consolidated financial statements as of and for the three and six months ended March 31, 1999, the Company's management determined that certain foreign currency transaction losses, on intercompany balances of a long-term nature, should have been excluded from the determination of net loss. As a result, the consolidated financial statements as of and for the three and six months ended March 31, 1999, have been restated from the amounts previously reported to reflect these foreign currency transaction losses as a component of other comprehensive loss.

A summary of the significant effects of the restatement is as follows (in thousands):

                                                    For the Three Months Ended          For the Six Months Ended
                                                 ------------------------------     ------------------------------
                                                 As Previously                      As Previously
                                                 Reported         As Restated       Reported         As Restated
                                                 -------------   --------------     -------------   --------------
                                                          (In millions, except share and per share amounts)
For the Three and Six Months Ended
March 31, 1999
Foreign exchange (loss) gain                     $  (2,993)       $      98         $   (4,381)      $  (1,290)
Loss before income taxes                           (23,045)         (19,954)           (42,682)        (39,591)
Net loss                                           (21,180)         (18,089)           (37,106)        (34,015)
Other comprehensive loss                            (2,735)          (5,826)            (2,713)         (5,804)

At March 31, 1999
Foreign currency translation adjustments                                            $      737       $  (2,354)
Accumulated deficit                                                                   (127,802)       (124,711)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

     Subsequent to the issuance of the Company's consolidated financial statements as of and for the three and six months ended March 31, 1999, the Company's management determined that certain foreign currency transaction losses, on intercompany balances of a long-term nature, should have been excluded from the determination of net loss. As a result, the consolidated financial statements as of and for the three and six months ended March 31, 1999, have been restated from the amounts previously reported to reflect these transaction losses as a component of other comprehensive loss. The effects of the restatement have been presented in Note 5 of the Notes to the Condensed Consolidated Financial Statements (unaudited) and have been reflected herein.

     The following table sets forth, for the periods indicated, certain unaudited financial data and related percentage of revenues (in thousands):

                                           Three Months Ended March 31,               Six Months Ended March 31,
                                         --------------------------------           ------------------------------
                                             1999                1998                  1999                 1998
                                      ------------------- -------------------- --------------------- --------------------
                                          $         %          $         %          $         %          $         %
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Revenues..........................     $ 90,292   100.0%    $ 35,146   100.0%    $173,257   100.0%    $ 70,954   100.0%
Cost of revenues..................       83,142    92.1       33,677    95.8      160,810    92.8       66,486    93.7
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Gross margin......................        7,150      7.9       1,469     4.2       12,447      7.2       4,468     6.3
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Operating Expenses:
    Selling, general and
       administrative (including
       related party).............       13,210    14.6        6,746    19.2       25,921    15.0       12,708    17.9
    Stock-based compensation
       expense....................           85     0.1        5,514    15.7          245     0.1        5,514     7.8
    Depreciation and amortization.        6,140     6.8        1,853     5.3       10,437      6.0       2,854     4.0
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
         Total operating expenses.       19,435    21.5       14,113    40.2       36,603    21.1       21,076    29.7
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Operating loss....................      (12,285)  (13.6)     (12,644)  (36.0)     (24,156)  (13.9)     (16,608)  (23.4)
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Other income (expense):
    Interest expense (including
       related party) ............       (8,733)   (9.7)      (5,894)  (16.7)     (16,907)   (9.8)      (6,429)   (9.0)
    Interest income...............          966     1.1        2,505     7.1        2,762     1.6        2,505     3.5
    Foreign exchange (loss) gain..           98     0.1           63     0.2       (1,290)    (0.7)       (394)   (0.6)
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
         Total other income
           (expense) .............       (7,669)   (8.5)      (3,326)   (9.4)     (15,435)   (8.9)      (4,318)   (6.1)
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Loss before income taxes..........      (19,954)  (22.1)     (15,970)  (45.4)     (39,591)  (22.9)     (20,926)  (29.5)
Income tax benefit................        1,865     2.0        3,619    10.3        5,576      3.2       3,226      4.6
                                      ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Net loss..........................     $(18,089)  (20.0)%   $(12,351)  (35.1)%   $(34,015)  (19.6)%   $(17,700)  (24.9)%
                                      ========== ========= ========== ========= ========== ========= ========== =========

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

     Foreign exchange gain increased by $35,000 to $98,000 for the three months ended March 31, 1999, from $63,000 for the three months ended March 31, 1998.

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

     Foreign exchange loss increased by $896,000 to $1.3 million for the six months ended March 31, 1999, from $394,000 for the six months ended March 31, 1998.

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

     Net cash provided by (used in) operating activities was ($21.5) million for the six months ended March 31, 1999 due principally to a net loss of $34.0 million offset in part by depreciation and amortization expense of $10.4 million.

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

     Internal Issues

     Network elements--The Company's main concern is the switching equipment and peripherals, and other vendor components that are time and date sensitive. The Company has upgraded all of its networks with the compliant software, except for one switch in Finland, which the Company plans to replace the switch with a new Year 2000 complaint switch by October 31, 1999. In addition, the Company has completed the software upgrade for its Passport equipment which allows the Company to compress its traffic thereby allowing more traffic to be carried over a single fiber optic cable. The Company's transmission equipment is currently Year 2000 "Friendly", which means the manufacturer has represented that the software releases will not experience any service-affecting issues upon rollover into the new millennium. Although the Company expects that it will be able to resolve Year 2000 problems with workarounds, there can be no assurance that such workarounds will be successful.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company makes routine filings and is a party to customary regulatory proceedings with the FCC relating to its operations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial position and results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

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